Form 10QSB
period 2001-03-31
BIOMASSE INTERNATIONAL INC
filed 2001-05-15
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

    [ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-32663


                          BIOMASSE INTERNATIONAL, INC.
        (exact name of small business issuer as specified in its charter)

                                     Florida
                         (State or other jurisdiction of
                         incorporation or organization)

                                   65-0909206
                        (IRS Employer Identification No.)

                 721 S.E. 17th STREET, FORT LAUDERDALE, FL 33316
                    (Address of principal executive offices)

                                 (954) 232-9653
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ]    NO [X ]

As of May 10, 2001 the Registrant had 15,260,043 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                      For the Quarter ended March 31, 2001

                                                                          Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of March 31, 2001 (unaudited)                       3

     Statement of Income for the three and six months ended               4
     March 31, 2001 and 2000 and from inception (March 19, 1999) through March 31, 2001 (unaudited)

     Statement of Cash Flows for the six months ended                     5
     March 31, 2001 and 2000 and from inception (March 19, 1999) through March 31, 2001 (unaudited)

     Notes to the Financial Statements for the six months                 6-7
     Ended March 31, 2001 (unaudited)

Item 2.  Plan of Operations                                               8-9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 5.  Other Information                                                10

Item 6.  Exhibits and Reports on Form 8-K                                 11

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements



                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                               At MARCH 31, 2001

                                     Assets



Current Assets
     Cash and cash equivalents                                                          $ 85
     Receivables, net                                                                  5,793
     Other current assets                                                             17,077

       Total current assets                                                           22,956
Property and equipment, net                                                          202,700
Intangibles, net                                                                      67,528
Other assets                                                                           3,234

       Total assets                                                                  296,418
                                                                                ==============

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable                                                                 47,969
     Accrued expenses                                                                 38,144
     Other current liabilities                                                        33,994

       Total current liabilities                                                     120,106

Shareholder's Equity
     Common Stock, class A, $1.00 par value; authorized                                    -
          5,000,000 shares; issued and outstanding 0 in 2000
          and 1999
     Common Stock, class B, $.001 par value; authorized                               19,135
          55,000,000 shares; issued and outstanding 15,197,088

     Paid in Capital                                                                 940,353
     Treasury Stock                                                                   (3,938)
     Share subscription receivable                                                  (386,500)
     Deficit accumulated during the development stage                               (392,739)

       Total Shareholder's Equity                                                    176,312

       Total liabilities and shareholder's equity                                  $ 296,418
                                                                                ==============


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
    FOR THE THREE AND SIX MONTHES ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
       FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2001 (UNAUDITED)


                                                                                                       Inception
                                             For the three months ended  For the six months ended  (March 19, 1999)
                                                  March 31,                 March 31,                  through
                                               2001         2000          2001              2000     March 31, 2001
------------------------------------------------------------------------------------------------------------------
                                            (Unaudited)  (Unaudited)    (Unaudited)      (Unaudited)  (Unaudited)

Operating Expenses:
       Travel                                  $ 2,966     $ 12,879      $ 5,933       $ 23,692            $ 45,078
       Professional fees                         2,623        3,919        2,623         11,579              92,710
       Consulting fees                          18,456            -       48,856              -             116,677
       Rent                                      3,750        1,827        6,832          3,595              20,366
       Depreciation                                214          156          427            156               1,011
       Amortization                              5,500        5,500       11,000         11,000              42,472
       Selling, general and administrative       9,091       16,784       22,983         24,440              75,249
-------------------------------------------------------------------------------------------------------------------
Operating Loss                                 (42,599)     (41,065)     (98,655)       (74,462)           (393,563)
-------------------------------------------------------------------------------------------------------------------
Other Income/(Expense)
      Interest Income - related party                -          296          177          296                 824
  Total Other Income                                 -          296          177          296                 824

Net Loss                                       (42,599)     (40,769)     (98,477)     (74,165)           (392,739)

Basic weighted average common shares
outstanding                                 15,174,338   14,697,475   15,169,713   15,916,046          16,228,090
                                            ==========  ===========  ===========  ===========        =============
Basic Loss per common share                  $ (0.0028)   $ (0.0028)   $ (0.0065)   $ (0.0047)          $ (0.0243)
                                            ==========  ===========  ===========  ===========        =============


Read the accompanying summary of significant accounting notes to financial statements, which are integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
          FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
       FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2001 (UNAUDITED)


                                                                                     Inception
                                                       For the six months ended   (March 19, 1999)
                                                            March 31,                 through
                                                       2001         2000         March 31, 2001
----------------------------------------------------------------------------------------------------
                                                    (Unaudited)  (Unaudited)       (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                    $(98,477)     (74,165)        $ (392,739)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
           Depreciation and amortization               11,427       11,156             43,483
           Rent expense offset to paid in capital       3,000            -              3,500
           Issuance of warrants for advisory services       -            -             10,000
Changes in Operating assets and liabilities:
           Receivables                                  5,609        6,147             (5,793)
           Other Current Assets                        (5,533)       3,000            (17,077)
           Other Assets                                 8,946       (1,300)            (3,234)
           Accounts Payable and Accrued Liabilities    34,821       (5,780)           120,106

Net cash provided by/(used in) operating activities   (40,207)     (60,942)          (241,754)

CASH FLOWS FROM INVESTING ACTIVITIES:

           Purchase of property and equipment               -       (3,711)            (3,711)

Net cash provided by/(used in) investing activities         -       (3,711)            (3,711)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                -            -             56,566
  Purchase of treasury stock                                -       (4,500)            (4,500)
  Sales of common stock                                35,400       13,400            193,485

Net cash provided by/(used in) financing activities    35,400        8,900            245,551

Net increase (decrease) in cash and cash equivalents   (4,806)     (55,753)                85

Cash and cash equivalents, beginning of period          4,891       56,615                  -

Cash and cash equivalents, end of period               $   85      $   862           $     85
                                                      ==========  ===========       ===========

Supplemental Schedule of noncash investing and financing activities:

April 26, 1999 issued 588,000 shares of common stock                                  100,000
for license rights from affiliate (recorded at predecessor
basis) subsequently written off in 2000

July 07, 1999 issued 306,000 shares of common stock                                   200,000
for equipment from affiliate (recorded at predecessor
basis)

November 29, 1999 issuance of 56,565 shares of                     56,566              56,566
common stock in settlement of note payable (related
party)


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001

                                   (Unaudited)


NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Biomasse International, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Biomasse International, Inc.'s Registration Statement on Form SB-2 (Registration No. 333-48480) as filed with the Securities and Exchange Commission.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - EARNINGS (LOSS) PER SHARE

         Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings
(loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $42,599 and $98,477 for the three and six months ended March 31, 2001 (unaudited) as well as reporting net losses of $392,739 from inception (March 19, 1999) to March 31, 2001 (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $40,207 for the six months ended March 31, 2001 (unaudited) and has reported deficient cash flows from operating activities of $241,754 from inception (March 19, 1999) (unaudited). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($193,485) (unaudited). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to implement its unique technology to process and dispose of the waste created by pulp and paper companies in an efficient and environmentally-friendly way.

NOTE 4 - STOCKHOLDER'S EQUITY

         During the quarter, the Company sold 31,900 units at $1.00 per share (each unit consisting of one (1) share of Class B common stock and one (1) warrant). Each warrant entitles the registered holder thereof to purchase one share of Class B common stock at any time until the close of business January 31, 2004, at a price of $1.10.

Item 2.           Plan of Operations

The following discussion should be read in conjunction with the financial statements and related notes that are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our services, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

Our main business purpose is to provide the pulp and paper industry with the most practical, economical and efficient way of disposing of the sludge they produce as a by-product of their operations. Our proprietary technology also allows us to give enhanced value to the waste sludge and other residues generated by their wastewater treatment systems. We own a process to convert, by combustion, in an environmentally safe manner, the waste residue produced by pulp and paper mills into steam. We intend to profit by charging mills for the disposal of their sludge by converting it to steam, which will be less than they are currently paying for shipping and storage of waste sludge. As an added benefit to the mill, it can, in turn, use the steam as energy thereby creating a low cost, clean energy source.

We intend to concentrate initially on the North American pulp and paper companies. During the past year we identified our first potential customers, The Great Northern Paper Company of Millinocket, Maine and Paperboard Jonquiere of Jonquiere, Quebec. We completed the profitability and feasibility studies for these installations and based upon the study's very positive conclusions, we believe we are close to finalizing a ten-year contract for the sale of steam utilizing our process with both of these organizations in June 2001. Once these contracts are finalized, a nine to twelve month installation process will ensue. We do not expect to generate any substantial revenue until the installation is completed and the system has been tested and is operational.

Our studies indicate that the cost of equipment and installation for a plant suitable for The Great Northern Paper Company and Paperboard Jonquiere is estimated at approximately $7,000,000 and $6,500,000, respectively. We plan to finance all of this amount with debt instruments. Rothschild Financial Corporation, a finance company, has expressed interest, by signing a letter of intent, to provide all the necessary financing for these projects.

We attended the International Trade Show for the pulp and paper industry held in Montreal, Quebec in February 2001, and initiated contacts with numerous people in the industry thereby introducing us and our process to them. From this attendance, as well as from discussions with our affiliates and contacts, we have been contacted by several pulp and paper companies interested in knowing more about our process. We have started preliminary discussions with several of these companies for the possible installation of our process.

Liquidity

As reflected in our March 31, 2001 balance sheet, we have minimal cash on hand. Monthly operating expenses including rent, communications, travel, and professional fees and other general and administrative expenses are approximately $25,000. Our management, which is comprised of three individuals - a President, Vice President - Finance and a Director of Engineering, Research and Development agreed not to accept any salaries until the company has listed its stock publicly on the OTC Bulletin Board. When we are listed, we expect the number of our employees will increase to five with the addition of a Vice President of Legal Affairs as well as an administrative person. Once this happens, executive and management salaries are estimated to be approximately $30,000 per month. We have several options to fund the above monthly expenditures: In our contract with the pulp and paper manufacturers, we are requiring a deposit with the signing of the contract of approximately one month's revenue. In the case of the Great Northern Paper Company, that equates to approximately $350,000. These deposits will then contribute to satisfying our overall monthly expenditures. Another option which could be available to us is the exercise of warrants held by warrant holders. Approximately 3.9 million shares have been registered with the SEC upon exercise of currently exercisable warrants. The exercise price for these warrants is $1.10 per share and they currently expire on January 31, 2004. Upon signing a contract for production with The Great Northern Paper Company, three major warrant holders, holding an aggregate of 3 million warrants have each indicated their willingness to exercise most if not all of their warrants. However, they are not obligated to exercise their warrants or provide us with any funds. The company also continues, through its circular offering, to sell up to 1,250,000 units at a price of $1.00 per unit on an ongoing basis (each unit consisting of one (1) share of common stock and one (1) warrant). The sale of these units would assist in satisfying our current cash requirements. No guarantee can be given that we will sell sufficient units to generate any meaningful cash flow.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

                 None.

Item 2. Changes in Securities

         During the quarter, we sold 31,900 units at $1.00 per share (each unit consisting of one (1) share of Class B common stock and one (1) warrant). Each warrant entitles the registered holder thereof to purchase one share of Class B common stock at any time until the close of business January 31, 2004, at a price of $1.10. Subsequent to the end of the quarter, the expiration date of the warrants was extended from January 31, 2002 to January 31, 2004. Also subsequent to the end of the quarter, an additional 62,155 units were sold.

Item 3. Defaults Upon Senior Securities

                  None.

Item 4. Submission of Matters to Vote of Security Holders

                  None.

Item 5. Other Information

                  None.

Item 6. Exhibits and Reports on Form 8-K.

                  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOMASSE INTERNATIONAL, INC.



By:  /s/ Jean gagnon
       Jean Gagnon, Vice President


May 14, 2001