Form 10QSB
period 2001-06-30
BIOMASSE INTERNATIONAL INC
filed 2001-08-14
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

 4720, Boulevard Royal, Suite 103, Trois-Rivieres-Ouest, Quebec, Canada G9A 4N1
                    (Address of principal executive offices)

                                 (819) 374-0093
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X ]    NO [ ]

As of August 14, 2001 the Registrant had 15,686,447 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              Index to Form 10-QSB
                       For the Quarter ended June 30, 2001

                                                                           Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of June 30, 2001 (unaudited)                          3

     Statement of Income for the three and nine months ended                4
     June 30, 2001 and 2000 and from inception (March 19, 1999) through June 30, 2001 (unaudited)

     Statement of Cash Flows for the nine months ended                      5
     June 30, 2001 and 2000 and from inception (March 19, 1999) through June 30, 2001 (unaudited)

     Notes to the Financial Statements for the nine months                  6-7
     Ended June 30, 2001 (unaudited)

Item 2.  Plan of Operations                                                 8-9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 2.  Changes in Securities                                               10

Item 3.  Defaults Upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    11

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                                AT JUNE 30, 2001

                                  (Unaudited)

                                     Assets


Current Assets
     Cash and cash equivalents                                                                       $ 177
     Receivables, net                                                                               12,970
     Other current assets                                                                           20,990
                                                                                               -------------
       Total current assets                                                                         34,138
Property and equipment, net                                                                        202,487
Intangibles, net                                                                                    62,028
Other assets                                                                                         3,234
                                                                                               -------------
       Total assets                                                                                301,887
                                                                                               =============
                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable                                                                               74,771
     Accrued expenses                                                                               33,496
     Other current liabilities                                                                      35,757
                                                                                               -------------
       Total current liabilities                                                                   144,024

Shareholder's Equity
     Common Stock, class A, $1.00 par value; authorized                                                  -
          5,000,000 shares; issued and outstanding 0 in 2000
          and 1999
     Common Stock, class B, $.001 par value; authorized                                             19,135
          55,000,000 shares; issued and outstanding 15,666,112

     Paid in Capital                                                                               606,213
     Treasury Stock                                                                                 (3,469)
     Share subscription receivable                                                                       -
     Deficit accumulated during the development stage                                             (464,017)
                                                                                               -------------
       Total Shareholder's Equity                                                                  157,863
                                                                                               =============
        Total liabilities and shareholder's equity                                               $ 301,887


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
     FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
       FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2001 (UNAUDITED)

                                                                                                                        Inception
                                                     For the three months ended      For the nine months ended      (March 19, 1999)
                                                              June 30,                      June 30,                    through
                                                         2001            2000          2001         2000              June 30, 2001
                                                         ----            ----          ----         ----              --------------
                                                     (Unaudited)     (Unaudited)   (Unaudited)   (Unaudited)            (Unaudited)

Operating Expenses:
       Travel                                          $ 7,903         $ 7,817       $ 13,836       $ 33,574               $ 52,981
       Professional fees                                 1,833          19,190          4,456         32,568                 94,543
       Consulting fees                                  43,391               -         92,247              -                160,068
       Rent                                              4,150           1,218         10,982          5,422                 24,516
       Depreciation                                        214             214            641            370                  1,225
       Amortization                                      5,500           5,500         16,500         16,500                 47,972
       Selling, general and administrative expenses      8,287          17,130         31,270         43,374                 83,536
                                                         -----          ------         ------         ------                 ------
Operating Loss                                         (71,278)        (51,067)      (169,933)      (131,809)              (464,841)

Other Income/(Expense)
      Interest Income - related party                        -             174            177            470                    824
                                                         -----             ---            ---            ---                    ---
  Total Other Income                                         -             174            177            470                    824

Net Loss                                               (71,278)        (50,893)      (169,755)      (131,338)              (464,017)

Basic weighted average common shares outstanding    15,091,566      14,715,902     15,148,152     15,515,998             16,644,467
                                                    ==========      ==========     ==========     ==========             ==========
Basic Loss per common share                          $ (0.0047)      $ (0.0035)     $ (0.0112)     $ (0.0085)             $ (0.0279)
                                                     =========       =========      =========      =========              =========


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
          FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
       FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2001 (UNAUDITED)


                                                                                             Inception
                                                             For the nine months ended    (March 19, 1999)
                                                                     June 30,                  through
                                                             2001            2000           June 30, 2001
                                                             ----            ----         -----------------
                                                         (Unaudited)       (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                        $ (169,755)       (131,338)            $ (464,017)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
            Depreciation and amortization                    17,141          16,870                 49,197
            Rent expense offset to paid in capital            4,500               -                  5,000
            Issuance of warrants for advisory services            -               -                 10,000
Changes in Operating assets and liabilities:
            Receivables                                      (1,568)         14,057                (12,970)
            Other Current Assets                             (9,446)            655                (20,990)
            Other Assets                                      8,946          (8,770)                (3,234)
            Accounts Payable and Accrued Liabilities         58,739           9,994                144,024

Net cash provided by/(used in) operating activities         (91,443)        (98,534)              (292,990)

CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchase of property and equipment                    -          (3,711)                (3,711)

Net cash provided by/(used in) investing activities               -          (3,711)                (3,711)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                      -               -                 56,566
  Purchase of treasury stock                                      -          (4,500)                (4,500)
  Sales of common stock                                      86,729          53,400                244,814

Net cash provided by/(used in) financing activities          86,729          48,900                296,880

Net increase (decrease) in cash and cash equivalents         (4,714)        (53,345)                   178
Cash and cash equivalents, beginning of period                4,891          56,615                      -

Cash and cash equivalents, end of period                      $ 177         $ 3,270                  $ 177

Supplemental Schedule of noncash investing and financing activities:

April 26, 1999 issued 588,000 shares of common stock                                               100,000
for license rights from affiliate (recorded at predecessor
basis) subsequently written off in 2000

July 07, 1999 issued 306,000 shares of common stock                                                200,000
for equipment from affiliate (recorded at predecessor
basis)

November 29, 1999 issuance of 56,565 shares of                               56,566                 56,566
common stock in settlement of note payable (related
party)


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001

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

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of
$71,278 and $169,755 for the three and nine months ended June 30, 2001 (unaudited) as well as reporting net losses of $464,017 from inception (March 19, 1999) to June 30, 2001 (unaudited). As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $91,443 for the nine months ended June 30, 2001 (unaudited) and has reported deficient cash flows from operating activities of $292,990 from inception (March 19, 1999) (unaudited). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($244,814) (unaudited). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to implement its unique technology to process and dispose of the waste created by pulp and paper companies in an efficient and environmentally-friendly way.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001

                                   (Unaudited)

NOTE 4 - STOCKHOLDER'S EQUITY

         From January 01, 2001 through March 31, 2001 the Company, in accordance with it offering circular to sell no less than 200,000 and up to 1,250,000 units on an ongoing basis (each unit consisting of one (1) share of common stock and one (1) warrant), sold 31,900 units at price of $1.00 per unit. From this transaction, the Company issued 31,900 shares of Class B common stock and 31,900 warrants. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2004, one share of common stock at a price of $1.10.

         From April 01, 2001 through June 30, 2001 the Company, in accordance with it offering circular to sell no less than 200,000 and up to 1,250,000 units on an ongoing basis (each unit consisting of one (1) share of common stock and one (1) warrant), sold 50,524 units at price of $1.00 per unit. From this transaction, the Company issued 50,524 shares of Class B common stock and 50,524 warrants. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2004, one share of common stock at a price of $1.10.

         On April 30, 2001, a share subscription for 386,500 units (each unit consisting of one (1) share of common stock and one (1) warrant) was cancelled.

         On June 18, 2001, warrant holders exercised 805,000 warrants into common shares at a price of $.001 per share.

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

We intend to concentrate initially on the North American pulp and paper companies. During the past year we identified our first potential customers, The Great Northern Paper Company of Millinocket, Maine and Paperboard Jonquiere of Jonquiere, Quebec. We completed the profitability and feasibility studies for these installation and based upon the study's very positive conclusions, we believe we are close to finalizing a ten-year contract for the sale of steam utilizing our process with both of these organizations in the second half of 2001. If these contracts are finalized, a nine to twelve month installation process will ensue. We do not expect to generate any substantial revenue until the installation is completed and the system has been tested and is operational.

Our studies indicate that the cost of equipment and installation for a plant suitable for Great Northern Paper Company and Paperboard Jonquiere is estimated at approximately $7,000,000 and $6,500,000 respectively. We plan to finance all of this amount with debt instruments. Rothschild Financial Corporation, a finance company, has expressed interest, by signing a letter of intent, to provide all the necessary financing for these projects.

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

Liquidity

As reflected in our June 30, 2001 balance sheet, we have minimal cash on hand. Monthly operating expenses including rent, communications, travel, and professional fees and other general and administrative are approximately $25,000. Our management, which is comprised of three individuals - a President, Vice President - Finance and a Director of Engineering, Research and Development agreed not to accept any salaries until the company listed its stock publicly on the OTC Bulletin Board. When we listed, the number of our employees increased to five with the addition of a Vice President of Legal Affairs as well as an administrative person. Once this happened, executive and management salaries are estimated to be approximately $30,000 per month. We have several options to fund the above monthly expenditures: In our proposed contracts with the pulp and paper manufacturers, we are requiring a deposit with the signing of the contract of approximately one month's revenue. In the case of the Great Northern Paper Company, that equates to approximately $350,000. These deposits will then contribute to the satisfying our overall monthly expenditures. Another option which could be available to us is the exercise of warrants held by warrant holders. Approximately 3.9 million shares have been registered with the SEC upon exercise of currently exercisable warrants. The exercise price is $1.10 per share and expires on January 31, 2004. Upon signing a contract for production with The Great Northern Paper Company, three major warrant holders, holding an aggregate of 3 million have each indicated their willingness to exercise most if not all of their warrants. However, they are not obligated to exercise their warrants or provide us with any funds. The company also continues, through its circular offering, to sell up to 1,250,000 units at a price of $1.00 per unit on an ongoing basis (each unit consisting of one (1) share of common stock and one
(1) warrant). The sale of these units would assist in satisfying our current cash requirements. No guarantee can be given that we will sell sufficient units to generate any meaningful cash flow.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities

         During the quarter, we sold 50,524 units at $1.00 per share (each unit consisting of one (1) share of Class B common stock and one (1) warrant). Each warrant entitles the registered holder thereof to purchase one share of Class B common stock at any time until the close of business January 31, 2004, at a price of $1.10.

         On April 30, 2001, a share subscription for 386,500 units (each unit consisting of one (1) share of common stock and one (1) warrant) was cancelled.

         On June 18, 2001, warrant holders exercised 805,000 warrants into common shares at a price of $.001 per share.

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

BIOMASSE INTERNATIONAL, INC.



By: /s/Jean Gagnon
     Jean Gagnon, Vice - President

August 14, 2001