Form 10KSB
period 2001-09-30
BIOMASSE INTERNATIONAL INC
filed 2002-01-16
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

                Annual report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Fiscal Year ended September 30, 2001

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

  4720 Boulevard Royal, suite 103, Trois-Rivieres-Ouest, Quebec,Canada G9A 4N1
                    (Address of principal executive offices)

                                 (819) 374-3131
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Class B Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate  market  value of  voting  stock  held by  non-affiliates  of the
Registrant: $2,173,777

As of November 30, 2001, the Registrant had 16,223,280 shares of its Common Stock outstanding.

ITEM 1. BUSINESS

(a) Business Development

         Biomasse International Inc. (the "Company"), a Florida corporation, was organized on March 19, 1999. The Company has not been involved with any bankruptcy, receivership or similar proceedings. The Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets that is not in the ordinary course of business.

(b) Business of Issuer

         We are a Florida corporation, established in early 1999. The main business goal of Biomasse is to provide to the pulp and paper industry the most practical, economical and efficient way of giving enhanced value to the waste sludge (and other solid residues) generated by their wastewater treatment systems.

         We have acquired and improved a waste-to-energy process originally developed by Marc Dufresne (1978) Inc., of Trois-Rivieres, Quebec This process is capable of processing pulp and paper mills waste sludge and wood residues in an efficient and environmentally-friendly way into steam. This innovative process integrates state-of-the-art technologies that combine fuel conditioning, efficient combustion, steam generation and flue gas treatment. The steam generated by this process can be used to generate electrical power or heat.

         We believe that the North American pulp and paper industry is facing many challenges caused by an increasingly competitive world market. Pulp and paper plants in Canada are lagging behind their competitors in the U.S.A. and Europe in productivity and in quality of their products. It is generally accepted in the industry that globally, the industry is now in a restructuring phase to reduce its costs of operations and diversify its product line. Production of steam and power from waste sludge and other residues and minimal use of landfill is one of the solutions for the reduction of operating costs in the pulp and paper industry.

         As is generally known, the pulp and paper industry produces, through its activities, enormous amounts of waste sludge. Production of pulp and paper generates by-products that exit the mill in waterborne, airborne or solid forms. As mills reduce their emissions of airborne particles by installing stack scrubbers and their waterborne particles and oxygen-consuming solutes by installing clarifiers and secondary treatment systems, more and more of these by-products end up in the solid residue stream. Thus, our research shows that the rising use of secondary treatment facilities is continuously increasing, considerably, the amount of sludge generated by this industry.

         We are aware that the sludge is currently being buried, and this practice constitutes a method of disposal that has a major impact on the environment. As is generally known, landfill consumes valuable space, may lead to long-term leaching problems, and wastes the potential value of these residues. Due to the severe regulations covering the burial of these wastes, their disposal has become increasingly costly. New regulations in Quebec, in Canada and in the USA stipulate that landfill sites must be impermeable and that the lixivium, or liquid effluent, must be collected and treated to prevent water contamination and soil/ground water table contamination.

         As is generally known, the organic substances found in the sludge tend to decompose once buried, leading to the formation of gases containing a large fraction of methane produced by anaerobic degradation of buried sludge and other organic constituents that substantially contribute to the greenhouse effect. These gases also contain strong smelling compounds that constitute a major source of odor pollution for neighboring populations. We are aware that this pollution, combined with the costs related to the management and the development of landfill sites, as well as the transport costs of sludge, that are bulky with a high water content, have led the pulp and paper mills to consider alternatives to landfill.

         Waste sludge contains an important fraction of organic matter that has an attractive energy recovery potential. Our research shows that energy production from organically rich industrial wastes, such as paper mills sludge, is now considered by a majority of industrialized countries as an intrinsic aspect of a responsible care policy. This disposal approach involves several strategic advantages. This approach reduces the volume of residues to be buried by at least 90%. The production of energy using these wastes leads to significant economies in terms of traditional non-renewable fossil fuels, also providing a net reduction of the emission rates of gases believed responsible for the greenhouse effect.

         However, pulp and paper mills' conventional combustion systems are either not well- suited or are simply inadequate for sludge combustion. For this reason the combustion of sludge in conventional systems often lead to:

         o a decrease in the boiler's capability to produce steam with the addition of wet wastes;
         o an important consumption of auxiliary fuel such as natural gas or oil to maintain boiler output and sufficiently high combustion temperatures due to inconsistency of waste fuel moisture and the high water content in the wastes;
         o     higher maintenance costs due to ash clogging in the boiler grate;
               and
         o     an increase in particle emissions and slag.

         Our state-of-the-art process addresses the shortcomings observed in the currently used methods of energy production from pulp and paper wastes. Additionally, our solution is innovative in that it offers the customer a financing program. Our process can be designed, installed, operated and entirely financed by third parties. Our income is based on the sale of steam and electricity to the plant and/or on a transport charge for removing the sludge from their premises. The main economical and environmental advantages of our process can be summarized as follows:

         o no investment costs and minimal operation costs for the pulp and paper mill customer;
         o reduction of more than 90% of solid waste to be buried; extensive reduction of management costs of landfill, sludge transportation and handling costs;
         o reduction of maintenance costs on inadequate conventional boilers burning sludge;
         o increase in total efficiency of the existing steam facilities by using available flue gases of existing boilers;
         o reduction of the total amount of traditional non-renewable fossil fuels used in the plant;
         o elimination of methane emission of landfill and reduction of the global emission rates of gases responsible of the greenhouse effect;

         o     elimination of problems related to odorous emission of landfills.

         Our team offers our process to the pulp and paper mills in a progressive strategic sequence. This sequence first begins with an evaluation of the feasibility and profitability of a Waste-to-energy project for both parties. As a marketing tool, we will provide this evaluation at no cost to mills where we believe the possibility exists for us to introduce our process.

         Additionally, in the medium term, we plan to modify and adapt our process to new applications such as power generation from the organic fraction of the municipal solid wastes.

The Industry

         The North American pulp and paper industry is a cornerstone of the American, Canadian and Quebec economies, employing several tens of thousands of workers in regions across North America. There are around 379 mills in the U.S. and 121 mills across Canada with 64 in Quebec alone.

The Industry in Canada and in Quebec

         Canada's, and particularly Quebec's, pulp and paper industry has always been synonymous with massive exports. Due to market globalization and strong international competition, this industry constantly has to reach new customers and meet new demands. In 1998, total export value for Quebec pulp and paper products reached $7.4 billion and approximately $12.1 billion for Canada in 1996.

         To increase its productivity, diversify its production and improve its environmental performance, the pulp and paper industry in Quebec has proceeded with massive investments over the years. In the pulp and paper sector, capital expenditures reached $6.4 billion between 1987 and 1997, representing 20 % of all manufacturing investments made in Quebec.

         Between 1989 and 1996, Canadian mills spent $3.7 billion on the biggest environmental upgrade in the industry's history. During the same period, the industry invested $1.0 billion in building up the capacity to recycle recovered paper. Today, 23 mills across Canada are capable of recycling, and 62 mills use recovered paper in whole or in part as a source of fiber.

         Technical challenges facing the North American industry are centered on using recycled materials cost-effectively, meeting environmental regulations, and reducing energy and operation costs. Other pressures include the diminishing amount of land available for tree farms and landfill, and a lack of capital for carrying out long-term research and development projects.

The threats facing the North American industry

         As the dynamics of the industry have been changing, the North American pulp and paper industry began facing several challenges. Below are the main threats the North American industry faces today:

         o Although global consumption of papers is on the increase, this increase has been mainly in foreign markets, particularly in the Far East. This forces North American companies to have to compete for the world market against worldwide paper companies, putting downward pressure on prices and upward pressure on quality and technology.
         o To be able to be competitive globally, companies have to be present in the potentially large and growing markets. To achieve that, many foreign companies have merged, combining resources and increasing their presence worldwide. This places additional pressure on companies to increase their exposure in these markets and to become more efficient.
         o As capacity in North America is increasing, prices are likely to drop and companies would have to operate more efficiently to maintain the same level of profitability.

The key success factors

         Given the above stated challenges, we believe that in order to compete in today's environment, pulp and paper companies have to satisfy the following four conditions:

1. Low production costs: The four main elements of production costs that have to be optimized are:

o Lower cost of the fiber by increasingly finding close and abundant sources of recycled paper; o Improving the efficiency of the equipment by gradually replacing old machinery with newer ones; o Lower cost of labor by exerting pressure on unions to become more in line with the realities of the international global market; and
o Reducing energy and operating costs by increasing the fraction of solid residues (wood and sludge) used for steam and electricity generation and reducing operating costs related to the landfill management.
o Our process aims to considerably reduce the residues and landfill management costs, and to recycle these residues in a practical form: steam and power generation at low costs, contributing to reduce the global production costs of the mills.

2. Market diversification: Since the fastest growth is being found in Asia and to a lesser extent in Europe, it is important that US, Canadian and Quebec companies penetrate these markets effectively. Competing in these markets implies reducing their production costs as described above to price their products in parity with the other global companies;

3. Product diversification: New types of paper have to be developed to meet the increasingly demanding needs of consumers. Companies also have to shift their focus from the declining newsprint paper segment and focus more on writing and printing paper and specialized paper which commands higher profit margins;

4. Meeting Environmental Regulations: Pulp and paper plants are on the constant lookout for alternatives and cheaper methods of disposal. Our process produces several environmental advantages: reduction of the total amount of traditional non-renewable fossil fuels used in the plant, elimination of methane emission of landfill and reduction of the global emission rates of gases believed responsible for the greenhouse effect, and elimination of problems related to odorous emission of landfills.

Sludge and solid residues generation and management

         The solid waste management and disposal practices by the U.S. Industry was studied in 1992 by the National Council of the Paper Industry for Air and Stream Improvement, Inc., as reported in their Technical Bulletin 641.

         The total amount of solid wastes generated by the American pulp and paper industry in 1989 alone was estimated in this study to be 12.3 millions dry metric tons. The total amount of sludge generated in the same year was estimated to be 4.2 million dry metric tons. Sludge consists of fibers, organic matter, ash, inert matter and moisture. When the amount of sludge generated is expressed on a dry basis, the moisture content is excluded. For example, a mill that produces 50,000 dry metric tons per year of sludge having 70% moisture content generates 166,667 metric tons per year of humid or wet sludge. In 1989, the amount of sludge being use as landfill or lagooned accounted for approximately 70% of the total, while burning for energy accounted for approximately 21%. This shows a growing trend to energy conversion that almost doubled during the previous ten years. In 1979, the amount of sludge being used as landfill or lagooned accounted for 86% of the total, while burning for energy accounted for 11%. The considerable amount of sludge being carted to landfills every day represents an important amount of fuel for our process.

         The overall average total disposal costs for mills using landfill sites constructed since 1985 was $9.80 per cubic yard or $20.84 per wet metric ton, compared to an average for all sites, regardless of age, of $6.40 dollars per cubic yard or $13.61 per wet metric ton. This data represents current total landfill disposal costs consisting of capital plus operating costs. Estimated costs for disposal of solid wastes in new as yet un-constructed landfill sites were reported in this study to be approximately $15 per cubic yard or $31.90 per wet metric ton.

         Consequently, the 1989 annual total direct costs of sludge used as landfill in the U.S. is estimated to have been more than $146 million for the pulp and paper industry alone. This estimate is based on an average sludge humidity of 72.6%, and an average cost of landfill of $13.61 per wet metric ton. The process offered by Biomasse enables the pulp and paper mills to avoid most of these sludge disposal costs.

         In early 1990, approximately one-half of the industry's landfill sites had less than 6 years capacity remaining. Approximately 80 percent of the landfill sites had less than 20 years capacity remaining. It was estimated back in 1990 that by the end of 1999, the paper industry would require approximately 200 new landfill sites or major expansions on existing sites, with a total additional area of approximately 10,000 acres. This assumed that the amounts of solid waste would remain unchanged by 1999.

         In Canada and in Quebec

         The generation and management of solid waste residues by the Canadian pulp and paper mills were studied in 1995 by the Pulp and Paper Research Institute of Canada. Statistics and information presented in this section originate from this study. In 1995, the amount of solid residues generated by the Canadian paper industry was estimated at 7.3 millions of dry metric tons per year. Of this total, 47% was wood and bark used for fuel, 13% was wood and bark not used as fuel, 23% was sludge, 12% was inorganic, and 5% was in a miscellaneous category. Generation of secondary sludge increased by 247% from 1994. Sludge generation rates represents 44% of the total generation rates for solid residues other than wood and bark used as fuel. In 1995, almost half of the total generated sludge was deposited in landfill sites. The real generation of sludge is 5,705,000 metric tons per year, when their respective mean moistures are considered. The following table summarizes the generation rates of solid residues by the Canadian industry, in 1995:


--------------------------------------------------------------------------------------------------------------------
Solid residues                                                     Generation rates                       %
                                                                   (thousands metric tons/year)
====================================================================================================================
====================================================================================================================
Sludge                Fraction of total sludge generation:         1704                                   23%
                      Primary sludge:   42%
                      Secondary sludge: 26%
                      Deinkink sludge:  12%
                      Combined sludge:  18%
                      Intake sludge:     2%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Wood and bark                                                      4354                                   60%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Inorganics                                                         873                                    12%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Miscellaneous                                                      375                                    5%
====================================================================================================================
====================================================================================================================
                      TOTAL:                                       7306                                   100%
--------------------------------------------------------------------------------------------------------------------

         Use of landfill is still a dominant option for solid residues management. Of the waste used as landfill, 82% goes to private sites owned by the paper mills instead of public landfill sites. Land-spreading, composting and recycling account for only a small fraction of the residues. In 1995, approximately one third of the sludge was burned. A small fraction of the sludge, approximately 13%, were land spread or composted, but almost half of the total sludge generated was deposited in landfill sites. Much of the increment in secondary sludge is used as landfill, despite the problems that secondary sludge produces in these sites.

         Sludge management is considered to be among the most frequent concerns of the pulp and paper industry. Incineration of sludge is confirmed as a major problem in recent study. A lot of mills have chosen the use of landfill as a temporary measure, intending to find better ways to use sludge in the longer term. The amount of sludge available for utilization in Canada was reported by the Pulp and Paper Research Institute of Canada, in its April 1997 report, to be approximately 1,159,000 dry metric tons per year. The amount of wood and bark was approximately 868,000 dry metric tons per year in the same study.

         The costs of sludge and residues land filling outlined herein was estimated with the help of local Canadian pulp and paper associations. The estimated costs include handling and transportation, and management of the landfill site. They exclude any investment or social costs. These costs are estimated to range between $3.41 and $23.86 per wet metric ton, with a mean of approximately $8.18 per wet metric ton. Consequently, the annual (1995) total direct costs of wood residues and sludge land filling in Canada can be estimated to have been more than $37 million for the pulp and paper industry alone.

         The amount of solid residues generated by the Quebec industry was estimated in 1998 by the Environmental Ministry of Quebec to have been 3.1 millions of wet metric tons. Of this total, the total amount of generated sludge is 1,800,000 wet metric tons (58%) with 690,000 wet metric tons that were buried (38%). In Quebec, the 1998 estimated total direct costs of wood residues and sludge land filling is estimated to have been more than $8.2 million.

         Much work has been done with land application of pulp and paper mill sludge in the last 15 years. In volume 96 of Pulp and Paper Canada, Pickell and Wunderlich studied the practices and future options of sludge disposals. As mentioned in this study, the sludge has been successfully used as a replacement for manure in agricultural applications, as well as for land reclamation projects. There seems to be no available data about the costs of these applications. The lowest cost method of spreading the sludge appears to be by using dry applications that eliminate the need to re-wet the sludge before spreading. Recent studies published by Pulp & Paper Canada, 1995, show that the projected costs for this approach could be reduced to $38.17 per wet metric ton to apply approximately 36,000 wet tons onto 400 hectares. Finally, composting has been examined but has not gained a lot of support as the process can require a considerable capital investment for equipment and buildings. Odor can also be a problem and production costs can be as high as $20.45 per ton, and the market for compost is limited.

Our process

         The basis of our process is the transformation of solid organic wastes into steam. Steam is the most convenient source of energy that is used in pulp and paper plants for heating, drying or for any other energy-intensive process.

         Our operation combines the service of transporting waste sludge and wood residues brought from the plant to the process, solid fuel preparation, minimizes solid fuels storage, efficient combustion, steam production and flue gases treatment. The available flue gases from new and existing boilers are used to thermally dry solid fuels and/or preheat combustion air.

         Our process offers the possibility to operate in mixed combustion to produce steam. The process is flexible and easily adapts itself to the individual conditions of each pulp and paper mill. The main objective of the flexibility and adaptability features of the process is to maximize the use of components and utilities that are already available on site, and that can be incorporated into our process. This approach aims to minimize the investment and operational costs, benefiting both parties. For example, these components and utilities can be

          o    stocking yards;
          o    exhaust chimney;
          o    main-power to operate our system;
          o    treatment and processing of the process outputs:
          o    filtered exhaust gases;
          o wet scrubber liquid output in the mill's waste water treatment basin;
          o    solid boiler outputs such as ash and clay for land filling;
          o    electricity to operate our process;
          o    operating control room;
          o    condensation processing and pumping; and
          o    existing buildings to install our equipment.

         Our process was externally evaluated by known experts of the chemical engineering department of the Ecole Polytechnique de Montreal (Engineering School of the Montreal University) and their findings were published by Guy and Legros in June 1997 in the University Journal. This scientific evaluation of our process validated the principles of its technology.

The product, the pricing and benefits

         The product that we sell is steam and/or a combination of steam and electricity, if the project integrates a cogeneration system. We do not intend to sell the production system that generates the end product. We plan merely to sell the output: steam and electricity. Our plan is to bill our customers based on the volume of steam generated. We will also charge a transport fee for the sludge admitted to the process. We will not charge for the installation, operation and maintenance of the system. The pricing is set on the basis of 1,000 lbs of steam produced and the amount of produced and delivered power
(kWh). And will be dependent on the each mill's guarantee to buy a minimum amount of steam (and kWh) from us, and provide a minimum constant mass flow of waste sludge and wood residues, if available. The price of the steam is also based on the confirmed investment, installation, operating and maintenance costs, financing costs of the project to us, as well as the number of components and utilities provided to us by the pulp and paper mill. Due to union regulations, we will be unable to have our employees operate the system. As a result, the mill will provide the personnel to operate the system. We will train the operator(s) as part of our service, but the mill will be completely responsible for paying the salary and benefits of the operator(s). However, these expenses will be charged back to us and are calculated and incorporated into our pricing model.

         We will remain the owner of the process and contractually sell the steam over a period of time, selected by us to achieve a return on our investment with a reasonable built in profit. The pulp and paper mill can capitalize its gains at the end of the contract. Our responsibilities can be summarized as follows:

         o     design of the process taking into account available components
         o     manufacturing and subcontracting of process components
         o     installation and start-up of the process
         o operation and maintenance of the process which can be done in collaboration with or by the customer's operator, supervised by our representative

         The customer's responsibilities can be summarized as follows:

         o     salary of the provided operator
         o     environment conformity permits for operation
         o components and utilities that can be provided advantageously, by the plant

The economic benefits

         We present here the economic aspects for both parties of a hypothetical project using our process for a representative medium size North American pulp and paper mill. In this example, we use typical data to illustrate that the proposed process generates benefits for both parties, in a general context. We present a simple context where only steam is sold to the mill and there is no power production and no garbage removal fees. In other words, while our process will get rid of the waste by converting it into steam, if the mill is interested, we can then use the steam to generate energy, or we can simply deliver the steam to the mill for them to use or not as they choose.

         We assume that the following equipment, labor and utilities are advantageously provided by the mill:

         o     Existing sludge warehouse
         o     Process monitoring and control room
         o Treatment of our wet scrubber liquid effluent by the existing primary and secondary treatment system
         o Electricity, water supply and compressed air for the operation of our process
         o     Condense pumping and treatment
         o     Ash management and final disposal

               The following basic data are used in our evaluation:


         o Hours of operation per year:                                    8200 hrs
         o Cost of natural gas                                             0.10 $/Nm3
         o Cost of electricity sold to us by the mill:                     0.04 $/kWh
         o Total  mass flow of wet sludge  generated  by the mill:         12.4  metric
           tons/hr
         o Average moisture of mix sludge:                                 59.17%
         o Landfill cost of sludge and ashes:                              13.61 $/metric ton
         o Current cost of steam production by the mill:                    4.37 $/1000lbs
         o Cost of the steam sold by us to the mill:                        6.00 $/1000lbs
         o Total mass flow of generated steam sold by our process:        40,000 lbs/hr
         o Capital cost for this project:                                   $6.1 million
         o Annual cost of operation and maintenance for this project:       $800,000



--------------------------------------------------------------------------------------------------------------------
Summary of benefits for a typical pulp and paper mill                                       $/year
====================================================================================================================
====================================================================================================================
Savings related to the project:
1. landfill cost of sludge                                                                  $1,384,000
2. employee for sludge management                                                           43,000
3. material for sludge management (loader, trucks, etc.)                                    34,000
Annual  savings:                                                                            $1,461,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Expenses related to the project:
1. extra cost of steam:
    cost of the steam sold by Biomasse to the mill 40,000lbs/hr*8200 hrs/year*6.00 $/1000lbs= $1,968,000 $/year Current cost of steam production by the mill 40,000lbs/hr*8200 hrs/year*4.37 $/1000lbs= $1,433,360 $/year
                                                                 534,640 $/year
Annual  expenses:                                                                           (535,000)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Annual benefits:                                                                            926,000
====================================================================================================================
====================================================================================================================
Summary of benefits for Biomasse                                                            $/year
====================================================================================================================
====================================================================================================================
Incomes related to the project:
1. minimal revenue from steam sales :
    40,000lbs/hr*8200 hrs/year*6.00 $/1000lbs=       1,968,000 $/year
Annual incomes                                                                              $1,968,000
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Expenses related to the project:
1. cost of operation and maintenance                                                        $800,000
    (mainly electricity, natural gas and maintenance)
2. employee for process management                                                          30,000
3. landfill cost of ashes and inert material (mainly sand and clay)                         239,000
Annual expenses:                                                                            (1,069,000)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Annual benefits:                                                                            899,000
====================================================================================================================
====================================================================================================================
Estimated payback period:                                                                   6.78 years
====================================================================================================================
====================================================================================================================
Total annual benefits for both parties:                                                     1,825,000
--------------------------------------------------------------------------------------------------------------------

The market

         The primary target market for our process is the North American pulp and paper industry. Once established in this industry, we intend to offer our process to the wood processing industries (saw mills, furniture manufacturers, etc.). In the longer term, we plan to adapt our process to generate power from another problematic solid residue: the organic fraction of municipal solid wastes. After realizing a few projects in North America, we expect to also expand our market to other continents if opportunities are offered.

         There are approximately 500 pulp and paper mills in North America. Based on available studies, these mills generate more than 19.6 million of dry metric tons of solid residues per year. The real generation of wastewater treatment sludge can be estimated to be 21 million of wet metric tons per year. As discussed earlier, wet residue is sludge with a high moisture content making it heavier and more difficult to dispose of in an environmentally safe fashion. The total direct costs of sludge sent to landfill sites in North America can be estimated to more than $200 million annually. A large fraction of the North American pulp and paper mills do not currently attribute any enhanced value to this residue that we have shown can be efficiently transformed into valuable steam and electricity and contribute significantly to reductions in their production costs.

         We also intend to capitalize on the fact that pulp and paper companies often operate several plants in the same state or geographic region. Once our processes has been installed in one plant and its benefits become clear, the installation of the process in other plants of the same paper company can reasonably be expected.

Marketing strategy

         We hope to install two projects this year. We believe that after the industry sees the success of these initial installations that we will be able to obtain more contracts.

         Our first objective is to identify the most profitable "sludge & residues-to-energy" projects in North America.

         To enable us to target the projects with the most profit potential, we have contracted with the engineering firm, McBurney of Norcross, Georgia to assist us in analyzing the needs of potential clients. Using publicly available data, we are able to survey information on likely candidates and perform preliminary determinations of projects that would be the most profitable for us. To do so, we have developed a questionnaire soliciting information from most likely potential customers on their solid waste management and current disposal practices. Typical required information are: flow rate generation of sludge and other wood residues, solid wastes disposal costs, age of currently used landfill and availability of landfill sites, residues combustion problems, landfill site management problems, de-watering problems, utility costs, fuel costs, current costs of steam production by the mill, sludge characteristics, etc.

         Thereupon, we intend to follow up by establishing direct contact with management and the engineering department of those pulp and paper mills that have been deemed most suitable for us.

         We have begun the process of approaching several major pulp and paper company in Quebec and in the U.S.

         We intend to establish a direct contact with the management and the engineering of the most suitable pulp and paper mills. We will offer our expertise and services to evaluate the feasibility and the profitability of a waste-to-energy project, for both parties, in collaboration with the mill. This collaboration will be dictated by involvement agreements. The proposed studies could be partially or fully financed by the mills. Our analyses will be proposed with an optimal sharing of responsibilities, as outlined previously under the product, pricing and benefits sections.

         We further intend to promote our process in industry trade shows, public seminars and in industry publications. We will intensify this promotion of our process and approach once we have completed our first major Waste-to-Energy project.

Competition

         The Company believes that the combination of our improved steam generating process, and the "turnkey" business model offered to the industry has no direct competition. In addition, the specialized boilers used in our process, that are uniquely designed and built by McBurney are available to us exclusively when sold to any Canadian clients initially contacted by us.

Environmental costs

         We currently have only negligible expenses relating to environmental compliance laws. Our process was specifically designed to be environmentally-friendly and to comply with generally popular environmental laws. Based upon our research, we do not expect to incur any significant expenses in adapting our process to comply with local environmental laws in the jurisdictions we are marketing our process. Approximately 20% of our equipment expenses for installing our system is for environmental compliance. This cost is built into our pricing.

Employees

         We currently have four full time employees, three of whom are senior management. One is engaged in financial activities, one is in charge sales and marketing activities and one is director of engineering and research and development. Additional financing permitting, we intend to hire up to three additional employees. None of our employees are represented by a labor union. We believe that relations with our employees are good.

ITEM 2.  PROPERTIES

         The Company maintains its corporate offices at 4720 boulevard Royal, Suite 103, Trois-Rivieres-Ouest, Quebec,Canada where we have approximately 1,115 square feet at an annual rental of US $8,600 including all utilities and applicable taxes. The property is leased for three years expiring June 30, 2004.

ITEM 3.  LEGAL PROCEEDINGS

         The  Company  is  not   currently   involved  in  any  material   legal
proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) Market Information

         The common shares of the Company commenced quotation the NASD Bulletin Board June 21, 2001 under the ticker symbol BIMS.

                           High                               Low

2001
Second Quarter (1)        $1.25                              $0.25
Third Quarter              1.55                               0.75

(1) from June 21, when quotation commenced.

         (b) Holders

         As of November 30, 2001, the Registrant had 16,223,280 shares of its Common Stock outstanding, held by approximately 110 shareholders.

         Of the 16,223,280 shares of common stock outstanding, 13,193,958 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         As at November 30, 2001, the Company had 3,662,992 warrants issued and outstanding. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $1.10, subject to adjustment, until January 31, 2004.

         For the shares underlying these warrants, 119,592 have no registration rights, and for 3,543,400 warrants, the underlying common shares were registered through an SB-2 registration statement date April 11, 2001.

(c) Dividends

         The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception.

(d) Recent Sale of Unregistered Securities

         During the period October 1, 2000 to September 30, 2001, the company sold 119,592 units at $1.00 per unit. Each unit consisted of one common share and one warrant, which entitled the holder to purchase an additional share at $1.10 per share and expires January 31, 2004. The units are separable. The units were issued exempt from registration pursuant to Regulation S of the Securities Act.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS

         The following selected financial data for the year ending September 30, 2001 is derived from the Company's audited financial statements included elsewhere herein. The following data should be read in conjunction with the financial statements of the Company.

Statement of Operations Data

                                    For Year Ending
                                         9/30/01

Net Revenues                              54,667
Operating Expenses                     $(287,588)
General and Administrative
         Expenses                        (56,086)
Income Taxes                                -0-
Net Loss                                (546,821)
Loss Per Share                           $(.0217)

Balance Sheet Data

                                       September 30,2001

Working Capital                          $ (264,945)
Total Assets                                102,246

Total Liabilities                           277,761
Stockholders' Equity                     $ (175,514)

         The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition, availability of the Product and our ability to market our product.

         As described above, our main business purpose is to provide the pulp and paper industry with the most economical and efficient way of enhancing the value of the waste sludge and other solid residues generated by their wastewater treatment systems.

         We were initially formed in March 1999, and are currently still in the development phase, preparing to begin commercial activity in the second quarter of 2002.

         On April 26, 1999, we entered into a license rights agreement with Marc Dufresne (1978) Inc., a shareholder and an affiliate. The amount of the license agreement was $588,000. On April 26, 1999, we issued 588,000 shares of common stock, class B, to Marc DuFresne (1978) Inc., in payment of the license fee. These shares were valued at $1.00 per share. Pursuant to the terms of the license agreement, on November 29, 1999 we exercised our right to cancel the agreement and to acquire outright ownership of all intellectual property and rights related to the process. Due to its financial difficulties, Marc Dufresne
(1978) Inc. was unable to perform its contractual obligations such as purchasing the components and assembling the facility for the process. Accordingly, pursuant to the terms of the license agreement we were allowed to convert our licensor/licensee relationship to outright ownership of the technology, at no cost.

         In January, 2001, we rented 800 sq. ft. of space for an offices in Pompano Beach, Florida. under a one year renewable lease, costing us $750 per month.

         Additionally, in July, 2001, we rented 1200 sq. ft. of space for an executive office in Trois-Rivieres, Quebec, Canada under a three years renewable lease, costing us approximately $740 per month.

         Our total monthly expenditures are approximately $55,000, including rent, employee salaries, management salaries, office overhead, car allowances, consultant and professional fees, travel, business entertainment, equipment, and insurance. However, senior management has waived a major portion of their salary incurred to date, representing approximately $23,000 per month and intends to do so as long the company is not earning any revenues from its core business.

         During the year ending September 30, 2001, the Company incurred an operating loss of $347,731 and a net loss of $546,821 for an accumulated deficit since inception of $841,082.

         During the current year, the company received approximately $230,000 where $119,000 came from private equity investment, $40,000 loans from major shareholders and $60,000 revenue from a client.

         The major part of the expenditures, representing approximately 54%, were used to pay for consulting fees. The balance were used to finalize the listing of our common shares on the NASD OTC Bulletin Board, to make 2 technical and feasibility studies with 2 paper mills and start 3 other preliminary studies.

Marketing

         Initially, we intend to concentrate on North American pulp and paper companies, to induce them to transform their sludge and wood residue into steam.

         To begin the process of making ourselves known to the industry, we attended the International Trade Show for the pulp and paper industry held in Montreal, Quebec in February 2001. We initiated contacts with numerous people in the industry, introducing them to the company and our process. For the next Trade Show in January 2002, the company plans to have its own booth displaying our product, thus providing substantially more exposure to the industry.

         To enable us to target the projects with the most profit potential, we have contracted with the engineering firm, McBurney of Norcross, Georgia to assist us in analyzing the needs of potential clients. Using publicly available data, we are able to survey information on likely candidates and perform preliminary determinations of projects that would be the most profitable for us. Thereupon, we intend to follow up by establishing direct contact with management and the engineering department of those pulp and paper mills that have been deemed most suitable for us.

         Additionally, we plan to offer, in collaboration with McBurney, our expertise and services as consultants to evaluate waste-to-energy projects with regards to their feasibility and profitability.

         We completed one such study for Paperboard Industries Inc., a subsidiary of Cascades Inc., in Jonquiere, Quebec, earning $60,000 for the Company, with approximately $20,000 additional fees anticipated in the first quarter of this fiscal year.

         Further, the profitability studies for a particular mill, can then be utilised as a sales tool to conclude long term contracts for energy generation and waste disposal with that company.

Our first potential installation

         During the past year we identified our first potential customer, The Great Northern Paper Company of Millinocket, Maine ("GNP"). We completed the profitability and feasibility studies for this installation and based upon the study's very positive conclusions, we believe we are close to finalizing a ten-year contract for the sale of steam utilizing our process. The final selling price will be determined based upon the final negotiated split of operating costs, although based on the feasibility study and additional discussions with GNP so far and the minimum recycling potential of the amount sludge generated by GNP's mills, we estimate if we sign an agreement, that the ten year contract should be at least $47,000,000 of steam sold to GNP.

         The study indicated that the cost of equipment and installation for a plant suitable for Great Northern Paper would be approximately $10,000,000. We obtained a letter of intend to finance up to 80% of the cost of the project from two Canadian finance companies, Rothschild Financial Corporation and Konex Financial Services. However we are in discussion with other major finance companies in order to obtain 100% debt financing, eliminating the need for additional equity financing.

         Although it cannot be guaranteed, we anticipate signing a contract with Great Northern Paper contract by the end of March 2002, and start the construction in April 2002. The construction will take from 6 to 9 months. We expect revenues from this contract to commence in January 2003.

Research and development

         The technical evaluation of our technology was done by the Ecole Polytechnique (affiliated with University of Montreal) and they have indicated their interest to continue research work on our process to maximize its efficiency, and to adapt this technology for use with others type of waste, specifically to generate energy from another problematic solid residue: the organic portion of municipal solid waste.

         Until revenues from contracts are realized, we currently have no plans to conduct any research and development nor to expend any additional funds on plant and equipment in the near term, except as indicated above. As well, the Company does not anticipate realizing any income from the sale of any plant or significant equipment.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included herein commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age          Position

Benoit Dufresne                     38          President and Director

Jean Gagnon                         56          Vice-President and Secretary and
                                                Director

Pierre H Vincent                    46          Vice-President,
                                                Legal & Governmental
                                                Affairs and Director

Maurice Robert                      51          Director

Marcel Mongrain                     68          Director

Denis Durand                        46          Director

Officers and directors

Benoit Dufresne, President

         Mr. Benoit Dufresne was educated in biotechnology and business law and has specialized training in communications from the Canadian Army. He worked as financial director for Marc Dufresne (1978) Inc. from 1986 to 1999. During this tenure, he managed a budget of over $10,000,000 for Sibco Inc., an international conglomerate consisting of over 12 corporations. Mr. Dufresne was vice-president of Thermaltech Afrique S.A., a Moroccan corporation specializing in energy technology from 1994 to 1998. Also, from 1987 and continuing until 1998, he was president of, and active on a part-time basis for, Thermaltech Canada inc., a corporation specializing in various technologies related to the energy industry.

Mr. Jean Gagnon, Chief Financial Officer

         Mr. Jean Gagnon has more than twenty years of experience in the financial markets industry including, marketing analysis, business development, planning and organizing, restructuring and reorganizing, problem solving and contract negotiation. From 1981 to 1987, Mr. Gagnon was the director of sales and marketing for the financing firm Borg Warner Acceptance Canada. In 1987, Mr. Gagnon founded Societe Merivel Inc., a consulting firm specializing in commercial leasing. The company was responsible for the implementation and administration of many companies for which he created, presented and negotiated successfully more than 3,000 contracts in commercial leasing activities with different financial institutions. He was president of Societe Merivel until 1995. In 1996, Mr. Gagnon joined Bombardier Capital as director of operations and business development for this financing firm until 1998, during which year he became VP finance for the predecessor project to Biomasse.

Mr. Pierre H. Vincent, Vice President Legal and Governmental Affairs

         Mr. Pierre H. Vincent is a practicing lawyer since his admission to the Quebec Bar in 1976 and he also holds a Masters degree in Commerce from University of Sherbrooke. Aside from his law practice, from 1995 to 1998, Mr. Vincent was VP Legal Matters for Uniforet Inc., a Quebec based public company in the forestry industry. During this period he was responsible for legal matters, strategies and activities related to the environment. He was also corporate secretary responsible to define and implement a strategic plan concerning the environmental policy for Uniforet. For nine years, during 1984 to 1993, he sat as a Member of Parliament for the Canadian Government. During this period he was, at various times, Minister of Environment, Minister of Consumer and Business Affairs, Parliamentary Secretary to the Minister of Finance, to the Vice Prime Minister and to the Minister of Revenue.

Mr. Maurice Robert, Director

         Mr. Maurice Robert is a professional mechanical engineer specializing in project management. Mr. Robert has a degree in Mechanical Engineering and a Masters Degree in Arts. Since 1998 he has been president and chief executive officer of Polydex Inc., a company which specializes in international development and consulting engineering in the construction industry. From 1981 to 1998 he was an associate at VFP Consultants Inc., during which time he managed a team of 30 professional engineers and technicians and was director and technical director of the mechanical engineering department.

Mr. Marcel Mongrain, Director

         Mr. Mongrain, President of Marlu inc., businessman, is best known for owning and operating, over the past 25 years, 10 McDonald's franchises, creating over 400 jobs and generating over 23 million dollars of business yearly. By establishing the very first franchise in the area, followed by 8 other locations and the very first bistro type McDonalds in Quebec, he has become a well known and respected businessman in the Trois-Rivieres and surrounding areas. Mr. Denis Durand, Director

         Mr. Denis Durand holds a Masters degree in Economics from Universite Laval. Since 1993, he has been a senior partner at Jarislowsky Fraser limited, a firm of investment consultants located in Montreal. He has also occupied different positions at some well-known companies since the beginning of his career in 1973. He also sits on a few other boards of directors.

         Directors serve for one year terms and until replaced at an annual meeting of shareholders.

Indemnification of Directors and Officers

         Section 145 of the Florida General Corporation Law, as amended, authorizes the Company to Indemnify any director or officer under certain prescribed circumstances and subject to certain limitations against certain costs and expenses, including attorney's fees actually and reasonably incurred in connection with any action, suit or proceeding, whether civil, criminal, administrative or investigative, to which a person is a party by reason of being a director or officer of the Company if it is determined that such person acted in accordance with the applicable standard of conduct set forth in such statutory provisions. The Company's Certificate of Incorporation contains provisions relating to the indemnification of director and officers and the Company's By-Laws extends such indemnities to the full extent permitted by Florida law.

         The Company may also purchase and maintain insurance for the benefit of any director or officer which may cover claims for which the Company could not indemnify such persons.

Compensation of Directors

         Directors are to receive, each, a $500 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses, plus 20,000 warrants per year to a maximum of 100,000 warrants. These warrants have an exercise price of $1.10 and an expiry date of approximately three years post issuance. As at September 30, 2001, no warrants have as yet been issued.

ITEM 10.  EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS

(a) General

         Mr. Benoit Dufresne, the President, is under contract and receives an annual salary of $85,000.

         Mr. Jean Gagnon is under contract and receives an annual salary of $70,000.

         Mr. Pierre Vincent is under contract and receives an annual salary of $50,000.

(b) Summary Compensation Table

                           SUMMARY COMPENSATION TABLE


Name and                                                               Other               Long-term
Principal Position         Year(1)         Salary       Bonus       Compensation        Compensation:Options
------------------         ------          ------       -----       ------------        --------------------
Benoit Dufresne (2)         2001          $85,000         0            $10,200 (3)              0
Chairman & President


(1) Covers the period from October 1, 2000 to the fiscal year end on September, 2001.

(2) None of these amounts were actually paid. To assist the Company's cash flows, Mr. Dufresne has waived 75% of the amounts due him and has deferred the remaining 25% which is accruing.

(3) Car allowance.

(c) Options/SAR Grants Table

         None.

(d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value Table

         None

(e) Long Term Incentive Plan ("LTIP") Awards Table

         None

(f) Compensation of Directors

         Director are to receive each an $500 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses, plus 20,000 warrants per year to a maximum of 100,000 warrants. These warrants have an exercise price of $1.10 and an expiry date of approximately three years post issuance. As at September 30, 2001, no warrants have as yet been issued.

(g) Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

         On January 1st, 2000, Mr. Benoit Dufresne entered into a five (5) year employment agreement commencing January 1st, 2000. The agreement provides for an annual salary of $85,000. Mr. Dufresne may also receive bonuses as determined by the board of directors.

         On January 1st, 2000, Mr. Jean Gagnon entered into a five (5) year employment agreement commencing January 1st, 2000. The agreement provides for an annual salary of $70,000. Mr. Gagnon may also receive bonuses as determined by the board of directors.

         On May 1, 2001, Mr. Pierre Vincent entered into a (5) year employment agreement commencing on June 1, 2001. The agreement provides for an annual salary of $50,000. Mr. Vincent will also earn warrants for his activities as a member or the board of directors. He may also receive bonuses as determined by the board of directors.

(h) Report on Re-pricings of Options/SARs

         None.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ending September 30, 2001, all the directors and officers filed the requisite Forms 3 and Forms 4.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth information as of September 30, 2001 regarding the beneficial ownership of the Company's Common Stock, $.001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.


                                                    Number of
                                Number of           currently exercisable
Name                            shares owned        warrants owned
                                beneficially        beneficially         % of total
                                -------------       -------------------  -----------

Benoit Dufresne (1)               3,124,861            1,005,400            19
Jean Gagnon                         205,000            1,000,000             1
Simon Dufresne                    1,623,451                1,000            10
Societe Merivel Inc. (2)            994,947                 -0-              6
W.A.F.A. Investment Corp (3)      5,971,255                 -0-             37
Abdel Jabbar
Abouelouafa (4)                     205,000            1,000,000             1
Sibco Inc. (5)                      995,947                 -0-              6
Marc Dufresne (1978) Inc. (6)       950,565                 -0-              6

All officers and directors
as a group (3 persons)            3,329,861            2,005,400            20


(1) Does not include the securities owned by Sibco Inc. or Marc Dufresne (1978) Inc.
(2) Controlled by Jean Gagnon, our Vice President Finance.
(3) Owned by W.A.F.A. TRUST which is controlled by the Abouelouafa family.
(4) Mr. Abouelouafa is our consultant. Does not include shares and warrants held by W.A.F.A. Investment Corp.
(5) Owned by Benoit and Simon Dufresne.
(6) Owned 50 % by Sibco Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

1.  Financial Statements
         The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.
2.  Not Applicable.
3.  None.

(b) Reports on Form 8-K    None.

                                Mark Cohen C.P.A.
                           1772 East Trafalgar Circle
                               Hollywood, Fl 33020
                                (954) 922 - 6042
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Biomasse International, Inc.

We have audited the accompanying balance sheet of Biomasse International, Inc. (a company in the development stage) as of September 30, 2001 and 2000 and the related statements of operations, shareholders' equity (deficiency) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biomasse International, Inc. at September 30, 2001 and 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced an operating loss and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Mark Cohen
Mark Cohen C.P.A.
A Sole Proprietor Firm

Hollywood, Florida
December 20, 2001

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET


                                     Assets
-------------------------------------------------------------------------------------------------------------
                                                                                             September 30,
-------------------------------------------------------------------------------------------------------------
                                                                                 2001              2000
-------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                     $ 1,350           $ 4,891
     Receivables, net                                                                  685            11,402
     Other current assets                                                           10,781            11,544
-------------------------------------------------------------------------------------------------------------
       Total current assets                                                         12,815            27,837
Property and equipment, net                                                         24,670           203,128
Intangibles, net                                                                    56,528            78,528
Other assets                                                                         8,234            12,180
-------------------------------------------------------------------------------------------------------------
       Total assets                                                                102,246           321,673
                                                                                ============        =========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued expenses                                         170,369            53,694
     Accrued salaries and payroll related benefits                                  48,977                 -
     Other current liabilities                                                      58,415            31,591
     Note Payable                                                                        -                 -
-------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                   277,761            85,285
-------------------------------------------------------------------------------------------------------------
Shareholder's Equity
     Common Stock, class A, $1.00 par value; authorized                                  -                 -
          5,000,000 shares; issued and outstanding 0 in 2001
          and 2000
     Common Stock, class B, $.001 par value; authorized                             19,135            19,135
          55,000,000 shares; issued and outstanding 16,223,280
          and 15,165,188 respectively
     Paid in Capital                                                               649,344           905,485
     Treasury Stock                                                                 (2,912)           (3,970)
     Share subscription receivable                                                       -          (390,000)
     Deficit accumulated during the development stage                             (841,082)         (294,262)
-------------------------------------------------------------------------------------------------------------
       Total Shareholder's Equity                                                 (175,514)          236,388
-------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholder's equity                                $102,246          $321,673
                                                                                ============        =========


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001



                                                                                                 Inception
                                                                                               (March 19, 1999)
                                                              Year Ended September 30,             through
                                                               2001             2000           September 31, 2001
                                                           ------------     ------------       ------------------
                                                                                                   (Unaudited)

Revenues:                                                    $ 54,667         $     -                $ 54,667

Cost of Revenues:                                              58,724               -                  58,724
                                                           ------------     ------------       ------------------
Gross Profit                                                   (4,057)              -                  (4,057)

Operating Expenses:
       Travel                                                  20,458           32,938                 59,603
       Professional fees                                       29,859           27,915                119,946
       Consulting fees                                        122,313           57,821                190,134
       Salaries and payroll related benefits                   76,528                -                 76,528
       Rent                                                    15,090           12,925                 28,624
       Depreciation                                             1,341              584                  1,924
       Amortization                                            22,000           22,000                 53,472
       Selling, general and administrative expenses            56,086           49,625                108,351
                                                           ------------     ------------       ------------------
                                                              343,674          203,808                638,582

Operating Loss                                               (347,731)        (203,808)              (642,639)

Other Income/(Expense)

      Interest Income - related party                             178              646                    824
      Interest Expense                                           (326)               -                   (326)
      Foreign exchange                                          1,059                -                  1,059
      Loss on impairment of asset                            (200,000)               -               (200,000)
                                                           ------------     ------------       ------------------
  Total Other Income                                         (199,089)             646               (198,443)

Net Loss                                                     (546,821)        (203,161)              (841,082)

Basic weighted average common shares outstanding           16,052,108       15,449,199
                                                           ============     ============
Basic Loss per common share                                 $ (0.0217)       $ (0.0132)
                                                           ============     ============


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001




                                                                                               Inception
                                                                                            (March 19, 1999)
                                                        For the years ended September 30,       through
                                                            2001              2000         September 30, 2001
                                                        --------------    --------------   -------------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                          $ (546,821)       $ (203,161)           $ (841,083)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
            Depreciation and amortization                      23,341            22,584                55,397
            Rent expense offset to paid in capital              4,500               500                 5,000
            Issuance of warrants for advisory services                                                 10,000
            Issuance of options for professional services       6,000                                   6,000
            Loss on impairment of asset                       200,000                                 200,000
Changes in Operating assets and liabilities:
            Receivables                                        10,717             5,983                  (685)
            Other Current Assets                                  763             4,388               (10,781)
            Other Assets                                        3,946           (10,962)               (8,234)
            Accounts Payable and Accrued Liabilities          192,476            53,757               277,761
                                                        --------------    --------------   -------------------

Net cash provided by/(used in) operating activities          (105,075)         (126,913)             (306,624)


CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchase of property and equipment                (22,883)           (3,711)              (26,594)
                                                        --------------    --------------   -------------------

Net cash provided by/(used in) investing activities           (22,883)           (3,711)              (26,594)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                        -                 -                56,566
  Purchase of treasury stock                                        -            (4,500)               (4,500)
  Exercise of warrants                                          1,325                                   1,325
  Sales of common stock                                       123,092            83,400               281,177
                                                        --------------    --------------   -------------------

Net cash provided by/(used in) financing activities           124,417            78,900               334,568
                                                        --------------    --------------   -------------------


Net increase (decrease) in cash and cash equivalents           (3,541)          (51,724)                1,350
Cash and cash equivalents, beginning of period                  4,891            56,615                     -
                                                        --------------    --------------   -------------------

Cash and cash equivalents, end of period                      $ 1,350           $ 4,891               $ 1,350
                                                        ==============    ==============   ===================


Supplemental Schedule of noncash investing and financing activities:

April 26, 1999 issued 588,000 shares of common stock                                                  110,000
for license rights from affiliate (recorded at predecessor
basis)

July 07, 1999 issued 306,000 shares of common stock                                                   200,000
for equipment from affiliate (recorded at predecessor
basis)

November 29, 1999 issuance of 56,565 shares of                                   56,566                56,566
common stock in settlement of note payable (related
party)


Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF SHAREHOLDERS' EQUITY
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001



                                                     Common Class A            Common Class B        Treasury Shares - Class B
                                                --------------------------------------------------   ------------------------------
                                                 Shares         Amount     Shares Par Value Amount    Shares  Par Value Amount
                                                -------------------------  -----------------------   ------------------------------


Balance, beginning:  March 19, 1999                 -             $ -         -            $     -       -                $ -

April 01, 1999  sale of Class B common stock                             17,684,723  0.001  17,685
April 01, 1999 contract settlement -
     BBT Consulting Group, Inc.                                             500,000  0.001     500
April 01, 1999 non cash advisory services
April 26, 1999
  Issuance of stock to
  Marc Dufresne (1978) Inc. for license rights                              588,000  0.001     588
  Dividend to affiliate - Marc Dufresne (1978) Inc.
  for license rights
July 07, 1999
  Issuance of stock to Marc Dufresne (1978) Inc.
  for equipment                                                             306,000  0.001     306
  Dividend to affiliate - Marc Dufresne (1978) Inc.
  for equipment
September 30, 1999 sale of Class B common stock through                      56,500  0.001      57
circular offering
Net loss year ended September 30, 1999
                                                -------------------------  -----------------------   ------------------------------
Balance: September 30, 1999                         -             -       19,135,223 0.001  19,135         -                -

November 29, 1999
  Repurchased treasury shares from
  Marc Dufresne (1978) Inc.                                                                           (4,500,000) 0.001  (4,500)
  Proceeds from the sale of Class B
  through circular offering                                                                                3,000  0.001       3
  Issuance of stock to Marc Dufresne
  (1978) Inc. for settlement                                                                              56,565  0.001      57
  of note payable
Sale of Class B common through circular
offering                                                                                                  70,400  0.001      70
September 30, 2000  subscription of Class B
common through circular offering                                                                         400,000  0.001     400

September 30, 2000 office rent applied to
paid in capital
Net loss for the twelve month period
ended September 30, 2000
                                                -------------------------  -----------------------   ------------------------------
Balance, ending:  September 30, 2000                -            -         19,135,223 0.001 19,135    (3,970,035) 0.001  (3,970)

Office rent applied to paid in capital
Receipts for share subscription receivable
Cancellation of share subscription                                                                      (386,500) 0.001    (387)
Exercise of warrants                                                                                   1,325,000  0.001   1,325
Issuance of options for professional services
Sale of Class B common through circular offering                                                         119,592  0.001     120
Net loss for the twelve month period ended September 30, 2001
                                                -------------------------  -----------------------   ------------------------------
Balance, ending:  September 30, 2001                 -           -          19,135,223 0.001 19,135   (2,911,943) 0.001  (2,912)
                                                =========================  =======================   ==============================

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       STATEMENT OF SHAREHOLDERS' EQUITY
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001
(CONT.)



                                                                           Paid in   Subscription   Development  Shareholder's
                                                                           Capital   Receivable       Stage         Equity
                                                                           ---------  -------------  -----------  -------------
Balance, beginning:  March 19, 1999                                        $ -        $ -            $    -          $ -

April 01, 1999  sale of Class B common stock                                 -                            -         17,685
April 01, 1999 contract settlement - BBT Consulting Group, Inc.              -                            -            500
April 01, 1999 non cash advisory services                                  10,000                     (10,000)           -
April 26, 1999
  Issuance of stock to Marc Dufresne (1978) Inc.
  for license rights                                                      587,412                         -        588,000
  Dividend to affiliate - Marc Dufresne (1978) Inc.                      (478,000)                                (478,000)
  for license rights
July 07, 1999
  Issuance of stock to Marc Dufresne (1978) Inc.
  for equipment                                                           305,694                         -        306,000
  Dividend to affiliate - Marc Dufresne (1978) Inc.                      (106,000)                                (106,000)
  for equipment
September 30, 1999 sale of Class B common stock through                    56,444                         -         56,500
circular offering
Net loss year ended September 30, 1999                                                              (81,101)       (81,101)
                                                                        ----------     ----------  ---------    -----------
Balance: September 30, 1999                                               375,550         -         (91,101)       303,584


November 29, 1999
  Repurchased treasury shares from Marc Dufresne (1978) Inc.                                                        (4,500)
  Proceeds from the sale of Class B through circular offering               2,997                                    3,000
  Issuance of stock to Marc Dufresne (1978) Inc. for settlement            56,509                                   56,566
  of note payable
Sale of Class B common through circular offering                           70,330                                   70,400
September 30, 2000  subscription of Class B common through                399,600       (390,000)                   10,000
circular offering
September 30, 2000 office rent applied to paid in capital                     500                                      500
Net loss for the twelve month period ended September 30, 2000                                       (203,161)     (203,161)
                                                                        ----------    -----------   ---------    -----------
Balance, ending:  September 30, 2000                                      905,485       (390,000)   (294,262)      236,388

Office rent applied to paid in capital                                      4,500                                    4,500
Receipts for share subscription receivable                                  3,500                                    3,500
Cancellation of share subscription                                       (386,114)       386,500                         -
Exercise of warrants                                                            -          -                         1,325
Issuance of options for professional services                               6,000                                    6,000
Sale of Class B common through circular offering                          119,472                                  119,592
Net loss for the twelve month period ended September 30, 2001                                      (546,821)      (546,821)
                                                                        ----------   -----------   ---------     -----------
Balance, ending:  September 30, 2001                                      649,344          -       (841,082)      (175,514)
                                                                        ==========   ===========   =========     ===========

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Biomasse International, Inc., was incorporated in the State of Florida on March 19, 1999. The company has acquired a unique technology to process and dispose of the waste created by pulp and paper companies in an efficient and environmentally-friendly way. The pulp and paper industry in Canada is facing many challenges caused by an increasingly competitive world market. Pulp and paper plants in Canada are lagging behind their competitors in the U.S.A. and Europe in productivity and in quality of their products. The industry is now in a restructuring phase to reduce its costs of operations and diversify its products line. The industry is also increasingly scrutinized by environmental agencies as this industry is a major producer of toxic waste. Environmental regulations are becoming tighter and the public is becoming more environmentally-conscious. Biomasse International, Inc.'s technology addresses both problems: to eliminate the toxic waste by incinerating it and then from the waste material to produce steam energy which can be used for the operation of machinery in the plants. The plant thus saves the cost of trucking the waste to distant locations to bury it, and at the same time it eliminates the waste completely, meeting the most stringent environmental concerns.

         Biomasse International, Inc. prepares its financial statements in accordance with generally accepted accounting principles. This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. Financial statement items are recorded at historical cost and may not necessarily represent current values.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Certain amounts included in the financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

Fair value of financial instruments:
     The carrying amounts of cash and equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short duration of these instruments.

Intangible assets
     Intangible assets consist principally of intellectual property and rights related to the technology to process and dispose of waste created by pulp and paper companies. Intangible assets are amortized on a straight line basis over 5 years.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Impairment of long-lived assets:
     Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value shall be based on the best information available in the circumstances. The estimate of fair value shall consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, option-pricing models, matrix pricing and fundamental analysis.

Cash and cash equivalents:
    The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

Receivables:
     The Company believes that the carrying amount of receivables at September 30, 2001 approximates the fair value at such date.

Property, equipment and depreciation:
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives as follows when the property and equipment is placed in service:

                                                          Estimate Useful Life
                                                                 (In Years)

                  Office Furniture and Equipment                     10
                  Computer Equipment                                  3
                  Machinery and Equipment                            10

Repairs and maintenance are charged to operations as incurred, and expenditures for significant improvements are capitalized. The cost of property and equipment retired or sold, together with the related accumulated depreciation, are removed from the appropriate asset and depreciation accounts, and the resulting gain or loss is included in operations.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Revenue Recognition

     The Company's revenues recognized to date are consultation services. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. Management believes that Biomasse International, Inc.'s revenue recognition practices are in conformity with the guidelines of SAB 101.

Earnings (Loss) per share calculation:
     Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding. Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS

                                                          September 30,
                                                       2001             2000
                                                       ----             ----
Receivables:
   Due from Federal Tax Authority                    $  685          $ 2,830
   Due from Provincial Tax Authority                      -            2,985
   Advances due from A. Abouelouafa                       -            5,587
                                                  --------------      -------
                                                     $  685          $11,402

Other current assets:
   Prepaid rent                                           -              282
   Employee advances                                 10,781           11,262
                                                  --------------      -------
                                                   $ 10,781         $ 11,544

Property and equipment:
   Furniture & Fixtures                            $  3,971         $  1,638
   Computer Equipment                                 8,415            2,073

   Equipment                                         14,208          200,000
                                                     -------         -------
   (Acquired from affiliate and recorded at          26,594          203,711
     predecessor basis with the cost over
     such basis recorded as a dividend to
     affiliate).
  Accumulated depreciation                            1,924              583
                                                  --------------   ----------
                                                    $24,670        $ 203,128

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 3 - DETAILS OF FINANCIAL STATEMENT COMPONENTS (CONTINUED):

Intangibles:
   Intellectual property                        $   110,000        $ 110,000
   (Acquired from affiliate and recorded at
     predecessor basis with the cost over
     such basis recorded as a dividend to
     affiliate).
   Accumulated amortization                          53,472           10,490
                                                    --------      -------------
                                                $    56,528         $ 99,510

On November 29, 1999, the Company was advised by Marc Dufresne (1978) Inc., a majority shareholder and affiliate, of a financial difficulty concerning Marc Dufresne (1978) Inc.. By way of a licensing agreement dated April 26, 1999, the Company exercised it right to cancel the agreement and acquire the intellectual property at no cost as a penalty to Marc Dufresne (1978) Inc., for its inability to perform its contractual obligation.

NOTE 4 - COMMITMENTS AND CONTIGENCIES

Office Leases

         On September 01, 2000, the Company entered into an agreement with Gestion Sibco Inc. for office space Quebec, Canada. Benoit DuFresne is a major shareholder of Gestion Sibco Inc.. The term of the agreement is one (1) year expiring on August 31, 2001. The annual lease amount is $6,000 USD. Gestion Sibco Inc has agreed to waive the lease payments due since the Company is in the development stage and has incurred losses since inception. The lease was cancelled on July 01, 2001 without penalty. $500.00 for September 2000 and $4,500 for the period from October 01, 2000 through June 30, 2001 has been reflected in the financial statements of the Company at September 30, 2000 and 2001 as rent expense with an offset to paid in capital.

         On May 6th 2001, the Company entered into an agreement to lease office space for a period of three years starting on July 1, 2001 and ending on June 30, 2004. The annual lease payment is $11,150.00 CAD.

         The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2001:

                  Year ending September 30:
                  2002 - $ 19,970
                  2003 -   15,641
                  2004 -    6,139
                  2005 -        -
                  2006 -        -
                        ------------
                         $ 41,750

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 5 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $546,821 and $203,161 for the twelve months ended September 30, 2001 and 2000 respectively as well as reporting net losses of $841,082 from inception (March 19, 1999) to September 30, 2001. As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $105,075 and $126,913 for twelve months ended September 30, 2001 and 2000 respectively and has reported deficient cash flows from operating activities of $306,624 from inception (March 19, 1999). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($281,177). Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and seek new expansive areas in waste disposal. Management anticipates that additional investments will be needed to develop an effective sales and marketing program before the organization will generate sufficient cash flow from operations to meet current operating expenses and overhead.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Repurchase of shares from stockholder:
     On November 29, 1999, the Company was advised by Marc Dufresne (1978) Inc., a majority shareholder and affiliate, of a financial difficulty concerning Marc Dufresne (1978) Inc.. By way of a licensing agreement dated April 26, 1999, the Company exercised it right to cancel the agreement and repurchase 4,500,000 shares held by Marc Dufrresne (1978) Inc. These shares are being held by Biomasse International, Inc. as treasury shares. The company also exercised its right to acquire all intellectual property and rights related to the technology to process and dispose of waste created by pulp and paper companies at no cost as a penalty to Marc Dufresne (1978) Inc., for its inability to perform its contractual obligation. The company had a note payable dated September 30, 1999 in the amount of $56,566 to Marc DuFresne
     (1978) Inc., a majority shareholder of the company. This note is for reimbursements of expenditures paid by Marc DuFresne (1978) Inc. during the fiscal year ended September 30, 1999 on behalf of Biomasse International, Inc. As part of the above transaction, it was agreed by all parties to issues 56,565 shares of stock is settlement of this note.


NOTE 7 - CONVERSION OF LICENSE RIGHTS TO INTELLECTUAL PROPERTY

     On November 29, 1999, the Company was advised by Marc Dufresne (1978) Inc., a majority shareholder and affiliate, of a financial difficulty concerning Marc Dufresne (1978) Inc.. By way of a licensing agreement dated April 26, 1999, the Company exercised it right to cancel the agreement. The company also exercised its right to acquire all intellectual property and rights related to the technology to process and dispose of waste created by pulp and paper companies at no cost as a penalty to Marc Dufresne (1978) Inc., for its inability to perform its contractual obligation.

NOTE 8 - INCOME TAXES

     The Company did not provide any current or deferred United States federal, state or foreign income tax provision or benefit for the period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 9 - SHAREHOLDERS' EQUITY

     Common stock
          The Company has 5,000,000 shares of class A common stock which to date have never been issued. Management has no intent of issuing any of these shares and will be canceling these shares by filing an amendment to the articles of incorporation with the State of Delaware.

          On November 29, 1999, the Company issues 56,565 shares of stock stock of Class B, at a price of $1.00 per share, as settlement of a note payable dated September 30, 1999 in the amount of $56,566 to Marc DuFresne (1978) Inc., a majority shareholder of the company. This note is for reimbursements of expenditures paid by Marc DuFresne (1978) Inc. during the fiscal year ended September 30, 1999 on behalf of Biomasse International, Inc.

          From October 01, 1999 to September 30, 2000, the Company, in accordance with it offering circular to sell no less than 200,000 and up to 1,250,000 units on an ongoing basis (each unit consisting of one
          (1) share of common stock and one (1) warrant), sold 73,400 units at price of $1.00 per unit. From this transaction, the Company issued 73,400 shares of Class B common stock and 73,400 warrants. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2004, one share of common stock at a price of $1.10.

          On September 30, 2000 the Company, in accordance with it offering circular to sell no less than 200,000 and up to 1,250,000 units on an ongoing basis (each unit consisting of one (1) share of common stock and one (1) warrant), sold 400,000 units at price of $1.00 per unit through a share subscription receivable. From this transaction, the Company issued 400,000 shares of Class B common stock and 400,000 warrants. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2004, one share of common stock at a price of $1.10. On April 30, 2001 386,500 shares of Class B common stock and 386,500 warrants were cancelled due to the share subscription receivable deemed uncollectible.

          From October 01, 2000 to September 30, 2001, the Company, in accordance with it offering circular to sell no less than 200,000 and up to 1,250,000 units on an ongoing basis (each unit consisting of one
          (1) share of common stock and one (1) warrant), sold 119,592 units at price of $1.00 per unit. From this transaction, the Company issued 119,592 shares of Class B common stock and 119,592 warrants. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2004, one share of common stock at a price of $1.10.

          From October 01, 2000 to September 30, 2001, 1,325,000 options were exercised at a purchase price of $0.001.

    Treasury stock
          On November 29, 1999, the Company was advised by Marc Dufresne (1978) Inc., a majority shareholder and affiliate, of a financial difficulty concerning Marc Dufresne (1978) Inc.. By way of a licensing agreement dated April 26, 1999, the Company exercised it right to cancel the agreement and repurchase 4,500,000 shares held by Marc Dufrresne
          (1978) Inc at $0.001 per share. These shares are being held by Biomasse International, Inc. as treasury shares. The company uses the cost method of accounting for treasury stock. The company has made these shares available first for sale through its circular offering and also before any other unissued common shares are sold. The total number of treasury shares available at September 30, 2001 is 2,911,943.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED):

     Warrants and options

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company has determined that it will continue to account for employee stock-based compensation under Accounting Principles Board No. 25 and elect the disclosure-only alternative under SFAS No. 123.

          From October 01, 1999 through September 30, 2000, the Company, in accordance with it offering circular to sell no less than 200,000 and up to 1,250,000 units on an ongoing basis (each unit consisting of one
          (1) share of common stock and one (1) warrant), sold 73,400 units at price of $1.00 per unit. From this transaction, the Company issued 73,400 shares of Class B common stock and 73,400 warrants. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2004, one share of common stock at a price of $1.10.

          On April 01, 2000, the Company issued 1,000,000 warrants to A Abdel Jabbar Abouelouafa as part of a contractual consulting agreement. As per the agreement, consulting fees of $5,000 per month since April 01, 2000 have been reflected in the financial statements, which is the entire consulting fee agreed to. The warrants are exercisable at $1.10 per share and expire on January 31, 2004. The Company did not reflect any expense in the financial statements for these warrants issued since the grant price of the warrant exceeded the fair value of the stock on April 01, 2000.

          On April 01, 2000, the Company, pursuant to an executive employment contract, issued 1,000,000 warrants to its President, Mr. Benoit Dufresne. The warrants are exercisable at $1.10 per share and expire on January 31, 2004. The Company did not reflect any compensation expense in the financial statements for these warrants issued since the grant price of the warrant exceeded the fair value of the stock on April 01, 2000.

          On April 01, 2000, the Company, pursuant to an executive employment contract, issued 1,000,000 warrants to its Vice President Finance, Mr. Jean Gagnon The warrants are exercisable at $1.10 per share and expire on January 31, 2004. The Company did not reflect any compensation expense in the financial statements for these warrants issued since the grant price of the warrant exceeded the fair value of the stock on April 01, 2000.

          On Augurst 22, 2000, the Company issued 300,000 warrants to 3 parties as part of a contractual consulting agreement. As per the agreement, consulting fees of $1,000 per month since April 01, 2000 have been reflected in the financial statements, which is the entire consulting fee agreed to. The warrants are exercisable at $1.10 per share and expire on January 31, 2004. The Company did not reflect any expense in the financial statements for these warrants issued since the grant price of the warrant exceeded the fair value of the stock on August 22, 2000.

          On August 22, 2000, the Company, pursuant to an employment contract, issued 100,000 warrants to its Director of Engineering R&D. The warrants are exercisable at $0.001 per share and expire on January 31, 2004. The Company did not reflect any compensation expense in the financial statements for these warrants issued since the grant price of the warrant exceeded the fair value of the stock on August 22, 2000.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED):

          On September 30, 2000 the Company, in accordance with it offering circular to sell no less than 200,000 and up to 1,250,000 units on an ongoing basis (each unit consisting of one (1) share of common stock and one (1) warrant), sold 400,000 units at price of $1.00 per unit. From this transaction, the Company issued 400,000 shares of Class B common stock and 400,000 warrants. Each warrant entitles the registered holder thereof to purchase at any time from the date of the offering until the close of business January 31, 2002, one share of common stock at a price of $1.10. On April 30, 2001 386,500 shares of Class B common stock and 386,500 warrants were cancelled due to the share subscription receivable deemed uncollectible.


FAS 123 "Accounting for stock based compensation"


                                                               Year ended September 30,
Paragraph 47 (a)                                              2001                2000
                                                              -----               ----

1.     Beginning of year - outstanding
           i. number of options                            2,825,000             725,000
          ii. weighted average exercise price                   .001                .001
2.     End of year - outstanding
           i. number of options                            2,000,000           2,825,000
          ii. weighted average exercise price                   1.10                .779
3.     End of year - exercisable
           i. number of options                            2,000,000           2,825,000
          ii. weighted average exercise price                   1.10                .779
4.     During the year - Granted
          i.  number of options                                    0           2,100,000
         ii.  weighted average exercise price                      0               1.048
5.     During the year - Exercised
          i.  number of options                              825,000                   0
         ii.  weighted average exercise price                   .001                   0
6.     During the year - Forfeited
          i.  number of options                                    0                   0
         ii.  weighted average exercise price                      0                   0
7.     During the year - Expired
          i.  number of options                                    0                   0
         ii.  weighted average exercise price                      0                   0


                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       NOTES TO THE FINANCIAL STATEMENTS
                FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2001

NOTE 9 - SHAREHOLDERS' EQUITY (CONTINUED):


                                                              Year ended September 30,
                                                            2001                         2000
                                                            ----                         ----
Paragraph 47 (b) Weighted-average grant-date
fair value of options granted during the year:
         1.    Equals market price                          0.00                         0.00
         2.    Exceeds market price                         0.00                         0.00
         3.    Less than market price                       0.00                         0.00

Paragraph 47(C)Equity instruments other than options        none                          none


Paragraph 47(d) Description of the method and significant assumptions used during the year to estimate the fair value of options:

The Black Scholes option pricing model is the method used to calculate The fair value of options.


1.       Weighted average risk-free interest rate          6.00%                        6.00%
2.       Weighted average expected life (in months)        4.00                        16.00
3.       Weighted average expected volatility              0.00%                        0.00%
4.       Weighted average expected dividends               0.00                         0.00

Paragraph 47(e) Total compensation cost recognized in         0                            0
income for stock-based employee compensation awards.

Paragraph 47(f) The terms of significant none none modifications of outstanding awards.

Paragraph 48 - Options outstanding at the date of the latest statement of financial position presented:
1.       (a) Range of exercise prices                     $1.10                   $ 0.001-$1.10
         (b) Weighted-average exercise price               1.10                            0.82
2.       Weighted-average remaining contractual            4.00                           16.00
         life (in months)




                                                                                       Inception
                                                                                      Mar. 19, 1999
                                                     Year ended      Year ended          Through
After proforma effect                                Sept. 30, 2001  Sept 30, 2000    September 30, 2001
                                                     --------------  -------------   -------------------
Net Income                                                (546,821)    (203,161)         (841,082)
Earnings per share                                       $ (0.0217)   $ (0.0132)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Benoit Dufresne
Benoit Dufresne           Director,Chairman         Date: January 15, 2002
                          President


/s/Pierre Vincent
Pierre Vincent            Director, VP Legal
                          Affairs                   Date: January 15, 2002


/s/Jean Gagnon
Jean Gagnon               Director, VP- Finance     Date: January 15, 2002

Denis Durand              Director

/s/ Marcel Mongrain
Marcel Mongrain           Director                  Date: January 15, 2002

Maurice Robert            Director