Form 10QSB
period 2001-12-31
BIOMASSE INTERNATIONAL INC
filed 2002-02-14
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2001

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

                                 (819) 374-3131
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X ]    NO [ ]

As of February 14, 2001 the Registrant had 16,544,945 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              Index to Form 10-QSB
                     For the Quarter ended December 31, 2001


                                                                         Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of December 31, 2001 (unaudited)                      3

     Statement of Income for the three months ended                         4
     December 31, 2001 and 2000 and from inception (March 19, 1999) through December 31, 2001 (unaudited)

     Statement of Cash Flows for the three months ended                     5
     December 31, 2001 and 2000 and from inception (March 19, 1999) through December 31, 2001 (unaudited)

     Notes to the Financial Statements for the three months                 6
     Ended December 31, 2001 (unaudited)

Item 2.  Plan of Operations                                                 7-8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  9

Item 2.  Changes in Securities                                              9

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Other Information                                                  9

Item 6.  Exhibits and Reports on Form 8-K                                   10

                                     PART I
                              FINANCIAL INFORMATION

Item 1.           Financial Statements

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                              AT DECEMBER 31, 2001
                                  (UNAUDITED)

                                     Assets

Current Assets
     Cash and cash equivalents                                        $ 14,066
     Receivables, net                                                   10,312
     Prepaid Consulting fees                                           185,753
     Other current assets (principally related party)                   16,150

       Total current assets                                            226,280
Property and equipment, net                                             20,468
Intangibles, net                                                        51,028
Other assets                                                             8,234

       Total assets                                                    306,009
                                                                    ===========

                      Liabilities and Shareholder's Equity

Current Liabilities
     Accounts payable and accrued expenses                             235,385
     Accrued salaries and payroll related benefits                     100,040
     Other current liabilities (principally related party)             129,455

       Total current liabilities                                       464,880

Shareholder's Equity
     Common Stock, class A, $1.00 par value; authorized                      -
          5,000,000 shares; issued and outstanding 0 in 2001
     Common Stock, class B, $.001 par value; authorized                 19,135
          55,000,000 shares; issued and outstanding 16,544,945
     Paid in Capital                                                   845,884
     Treasury Stock                                                     (2,590)
     Deficit accumulated during the development stage               (1,025,379)
     Accumulated other comprehensive income                              4,080

       Total Shareholder's Equity                                     (158,871)

        Total liabilities and shareholder's equity                    $306,009
                                                                   ============

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2001



                                                                                                            Inception
                                                                  Three months ended December 31,       (March 19, 1999)
                                                                ----------------------------------------     through
                                                                     2001               2000             December 31, 2001
                                                                --------------     --------------       --------------------
                                                                 (Unaudited)        (Unaudited)             (Unaudited)

Revenues:                                                          $ 9,417              $ -                   $ 64,084

Cost of Revenues:                                                        -                -                     58,724
                                                                --------------     --------------       --------------------

Gross Profit                                                         9,417                -                      5,360

Operating Expenses:
       Marketing                                                    74,594                -                     74,594
       Travel                                                        6,896                2,967                 66,499
       Professional fees                                             2,021                -                    121,967
       Consulting fees                                              19,071               30,400                209,205
       Directors fees                                                5,000                -                      5,000
       Salaries and payroll related benefits                        58,093                -                    134,621
       Rent                                                          4,000                3,082                 32,624
       Depreciation                                                  1,324                  214                  3,248
       Amortization                                                  5,500                1,833                 58,972
       Selling, general and administrative expenses                 17,023               13,893                125,374
                                                                --------------     --------------       --------------------
                                                                   193,523               52,389                832,105

Operating Loss                                                    (184,106)             (52,389)              (826,745)

Other Income/(Expense)

      Interest Income - related party                                    -                  177                    824
      Interest Income - other                                            5                -                          5
      Interest Expense                                                (197)               -                       (523)
      Foreign exchange                                                   -                -                      1,059
      Loss on impairment of asset                                        -                -                   (200,000)
                                                                --------------     --------------       --------------------
  Total Other Income                                                  (192)                 177               (198,634)

Net Loss                                                          (184,297)             (52,212)            (1,025,379)

Basic weighted average common shares outstanding                16,274,457           15,265,188
                                                                ==============     ==============

Basic Loss per common share                                      $ (0.0113)         $ (0.0034)
                                                                ==============     ==============


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
           FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2001


                                                                                            Inception
                                                                                        (March 19, 1999)
                                                      For the years ended December 31,       through
                                                      ----------------------------------------------------
                                                          2001             2000         December 31, 2001
                                                      -------------    --------------   ------------------
                                                      (Unaudited)       (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                       $ (184,297)        $ (52,212)        $ (1,025,380)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
           Depreciation and amortization                     6,824             2,047               62,221
           Rent expense offset to paid in capital                              1,500                5,000
           Issuance of warrants for advisory services                                              10,000
           Issuance of options for professional services                                            6,000
           Loss on impairment of asset                                                            200,000
           Issuance of shares for consulting services       14,247                                 14,247
           Accumulated other comprehensive income            4,080                                  4,080
Changes in Operating assets and liabilities:
           Receivables                                      (9,627)            6,853              (10,312)
           Other Current Assets                             (5,369)            1,742              (16,150)
           Other Assets                                          -             8,296               (8,234)
           Accounts Payable and Accrued Liabilities        187,119            23,496              464,880
                                                      -------------    --------------   ------------------

Net cash provided by/(used in) operating activities         12,976            (8,276)            (293,648)


CASH FLOWS FROM INVESTING ACTIVITIES:

           Purchase of property and equipment                2,877                 -              (23,717)
                                                      -------------    --------------   ------------------

Net cash provided by/(used in) investing activities          2,877                 -              (23,717)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                     -                 -               56,566
  Purchase of treasury stock                                (3,136)                -               (7,636)
  Exercise of warrants                                           -                 -                1,325
  Sales of common stock                                          -             3,500              281,177
                                                      -------------    --------------   ------------------

Net cash provided by/(used in) financing activities         (3,136)            3,500              331,432
                                                      -------------    --------------   ------------------


Net increase (decrease) in cash and cash equivalents        12,716            (4,776)              14,066
Cash and cash equivalents, beginning of period               1,350             4,891                    -
                                                      -------------    --------------   ------------------

Cash and cash equivalents, end of period                  $ 14,066             $ 115             $ 14,066
                                                      =============    ==============   ==================


Supplemental Schedule of noncash investing and financing activities:

April 26, 1999 issued 588,000 shares of common stock                                              110,000
for license rights from affiliate (recorded at predecessor
basis)

July 07, 1999 issued 306,000 shares of common stock                                               200,000
for equipment from affiliate (recorded at predecessor
basis)

November 29, 1999 issuance of 56,565 shares of                                56,566              113,132
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

         These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Biomasse International, Inc.'s form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $184,297 for the three months ended December 31, 2001 (unaudited) as well as reporting net losses of $1,025,379 from inception (March 19, 1999) to December 31, 2001 (unaudited). As reported on the statement of cash flows, the Company has incurred negative cash flows from operating activities of $293,648 from inception (March 19, 1999) (unaudited). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($281,177) (unaudited). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to implement its unique technology to process and dispose of the waste created by pulp and paper companies in an efficient and environmentally-friendly way.

NOTE 4 - STOCKHOLDER'S EQUITY

         On October 19, 2001, the Company repurchased from a shareholder 3,335 units (each unit consisting of one (1) share of common stock and one (1) warrant).

         On December 17, 2001, the Company issued 325,000 shares in settlement of a consulting agreement.

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

We intend to concentrate initially on the North American pulp and paper companies. During the past year we identified our first potential customers, The Great Northern Paper Company of Millinocket, Maine and Paperboard Jonquiere of Jonquiere, Quebec. We completed the profitability and feasibility studies for these installations and based upon the study's very positive conclusions, we believe we are close to finalizing a ten-year contract for the sale of steam utilizing our process with both of these organizations in the near future. Once these contracts are finalized, a nine to twelve month installation process will ensue. We do not expect to generate any substantial revenue until the installation is completed and the system has been tested and is operational. No assurance can be given that these deals will be concluded or that any contracts will result.

Our studies indicate that the cost of equipment and installation for plants suitable for The Great Northern Paper Company and Paperboard Jonquiere are estimated at approximately $7,000,000 and $6,500,000 respectively. We plan to finance all of this amount with debt instruments. Rothschild Financial Corporation, a finance company, has expressed interest, by signing a letter of intent, to provide all the necessary financing for these projects.

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

Liquidity

As reflected in our December 31, 2001 balance sheet, we have minimal cash on hand. Monthly operating expenses including rent, communications, travel, and professional fees and other general and administrative expenses are approximately $55,000. Executive and management salaries are approximately an additional $30,000 per month. However, due to a lack of funds, these salaries are not being paid and are being accrued.

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

Until any of these options eventualize, we are being funded by loans from shareholders, including management and affiliates. None of these shareholders have any obligation to continue providing loans and if these loans cease and other sources of funding are not located, we may have to severely cut back on our operations which may negatively impact our ability to sign any installation contracts.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

         On December 17, 2001, the Company issued 325,000 shares in settlement of a consulting agreement valued at $200,000. The shares were issued pursuant to the exemption contained in Section 4(2) by virtue of the fact that they were issued in a non-public offering to one holder.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOMASSE INTERNATIONAL, INC.



By: /s/Jean Gagnon
    ----------------------------------
    Jean Gagnon, Vice - President

February 14, 2002