Form 10QSB
period 2002-03-31
BIOMASSE INTERNATIONAL INC
filed 2002-05-15
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

YES [X]    NO [ ]

As of March 31, 2002 the Registrant had 16,544,945 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                              Index to Form 10-QSB
                      For the Quarter ended March 31, 2002


                                                                                         Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of March 31, 2002 (unaudited)                                       3

     Statement of Income for the three and six months ended                               4
     March 31, 2002 and 2001 and from inception (March 19, 1999)
     through March 31, 2002 (unaudited)

     Statement of Cash Flows for the six months ended                                     5
     March 31, 2002 and 2001 and from inception (March 19, 1999)
     through March 31, 2002 (unaudited)

     Notes to the Financial Statements for the six months                                 6-7
     ended March 31, 2002 (unaudited)

Item 2.  Plan of Operations                                                               8-9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                10

Item 2.  Changes in Securities                                                            10

Item 3.  Defaults Upon Senior Securities                                                  10

Item 4.  Submission of Matters to a Vote of Security Holders                              10

Item 5.  Other Information                                                                10

Item 6.  Exhibits and Reports on Form 8-K                                                 11


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                                 MARCH 31, 2002
                                  (UNAUDITED)

                                     Assets



Current Assets
     Cash and cash equivalents                                                   $ 143
     Receivables, net                                                           37,867
     Prepaid Expenses                                                          136,438
     Other current assets (principally related party)                           17,356

       Total current assets                                                    191,804
Property and equipment, net                                                     19,395
Intangibles, net                                                                45,528
Other assets                                                                     8,231

       Total assets                                                            264,958

                      Liabilities and Shareholder's Equity

Current Liabilities
     Bank overdrafts                                                            17,411
     Accounts payable and accrued expenses                                     273,818
     Accrued salaries and payroll related benefits                             153,822
     Other current liabilities (principally related party)                     198,907

       Total current liabilities                                               643,959

Shareholder's Equity
     Common Stock, class A, $1.00 par value; authorized                              -
          5,000,000 shares; issued and outstanding 0
     Common Stock, class B, $.001 par value; authorized                         19,135
          55,000,000 shares; issued and outstanding 16,544,945
     Paid in Capital                                                           845,886
     Treasury Stock                                                             (2,590)
     Deficit accumulated during the development stage                       (1,244,883)
     Accumulated other comprehensive income                                      3,451

       Total Shareholder's Equity                                             (379,001)

        Total liabilities and shareholder's equity                            $264,958
                                                                            ==============

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
             FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2002



                                                                                                               Inception
                                                                                                             (March 19, 1999)
                                                     Three months ended March 31,  Six months ended March         through
                                                    ---------------------------------------------------------
                                                       2002          2001           2002         2001        March 31, 2002
                                                    ----------    ----------     ----------   ----------     ---------------
                                                    (Unaudited)   (Unaudited)    (Unaudited)  (Unaudited)    (Unaudited)

Revenues:                                             $  -           $ -         $  9,409        $ -           $ 64,076

Cost of Revenues:                                        -             -              -            -             58,724
                                                    ----------    ----------     ----------   ----------     ---------------

Gross Profit                                             -             -            9,409          -              5,352

Operating Expenses:
       Marketing                                         (222)         -           74,372          -             74,372
       Travel                                           4,389         2,966        11,286        5,933           70,889
       Professional fees                                5,320         2,623         7,341        2,623          127,288
       Consulting fees                                104,858        18,456       123,929       48,856          314,063
       Directors fees                                   4,000          -            9,000          -              9,000
       Salaries and payroll related benefits           59,693          -          117,786          -            194,314
       Rent                                             2,497         3,750         6,497        6,832           35,121
       Depreciation                                     1,379           214         2,703          427            4,628
       Amortization                                     5,500         5,500        11,000       11,000           64,472
       Selling, general and administrative expenses    31,861         9,091        48,884       22,983          157,236
                                                    ----------    ----------     ----------   ----------     ---------------

                                                      219,285        42,599       412,799       98,655        1,051,381

Operating Loss                                       (219,284)      (42,599)     (403,390)     (98,655)      (1,046,029)

Other Income/(Expense)

      Interest Income - related party                       -          -             -             177              824
      Interest Income - other                               0          -             6             -                  6
      Interest Expense                                   (220)         -          (417)            -               (743)
      Foreign exchange                                      -          -             -             -              1,059
      Loss on impairment of asset                           -          -             -             -           (200,000)
                                                    ----------    ----------     ----------   ----------     ---------------
  Total Other Income                                     (219)         -          (411)            177         (198,854)

Net Loss                                             (219,504)     (42,599)   (403,801)        (98,477)      (1,244,883)

Basic weighted average common shares outstanding    16,544,945    15,174,338     16,408,215   15,169,713
                                                    ==========    ==========     ==========   ==========

Basic Loss per common share                         $ (0.0133)    $ (0.0028)     $ (0.0246)   $ (0.0065)
                                                    ==========    ==========     ==========   ==========

        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
             FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2002


                                                                                           Inception
                                                                                         (March 19, 1999)
                                                       For the six months ended March 31,   through
                                                    -----------------------------------------------------
                                                        2002             2001             March 31, 2002
                                                    -------------    -------------     ------------------
                                                    (Unaudited)       (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                     $ (403,801)       $ (98,477)        $ (1,244,883)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
           Depreciation and amortization                  13,703           11,427               69,100
           Rent expense offset to paid in capital                           3,000                5,000
           Issuance of warrants for advisory services                                           10,000
           Issuance of options for professional services                                         6,000
           Loss on impairment of asset                                                         200,000
           Issuance of shares for consulting services     63,562                                63,562
           Accumulated other comprehensive income          3,451                                 3,451
Changes in Operating assets and liabilities:
           Receivables                                   (37,182)           5,609              (37,867)
           Other Current Assets                           (6,575)          (5,533)             (17,356)
           Other Assets                                        3            8,946               (8,231)
           Accounts Payable and Accrued Liabilities      366,198           34,821              643,959
                                                    -------------    -------------   ------------------

Net cash provided by/(used in) operating activities         (641)         (40,207)            (307,265)


CASH FLOWS FROM INVESTING ACTIVITIES:

           Purchase of property and equipment              2,570                -              (24,024)
                                                    -------------    -------------   ------------------

Net cash provided by/(used in) investing activities        2,570                -              (24,024)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                   -                -               56,566
  Purchase of treasury stock                              (3,136)               -               (7,636)
  Exercise of warrants                                         -                -                1,325
  Sales of common stock                                        -           35,400              281,177
                                                    -------------    -------------   ------------------

Net cash provided by/(used in) financing activities       (3,136)          35,400              331,432
                                                    -------------    -------------   ------------------


Net increase (decrease) in cash and cash equivalents      (1,207)          (4,806)                 143
Cash and cash equivalents, beginning of period             1,350            4,891                    -
                                                    -------------    -------------   ------------------

Cash and cash equivalents, end of period                   $ 143             $ 85                $ 143
                                                    =============    =============   ==================


Supplemental Schedule of noncash investing and financing activities:

April 26, 1999 issued 588,000 shares of common stock                                           110,000
for license rights from affiliate (recorded at predecessor
basis)

July 07, 1999 issued 306,000 shares of common stock                                            200,000
for equipment from affiliate (recorded at predecessor
basis)

November 29, 1999 issuance of 56,565 shares of                             56,566               56,566
common stock in settlement of note payable (related
party)

December 05, 2001 issuance of 325,000 shares of          200,000                               200,000
common stock for prepaid consulting fees.


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002

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

NOTE 3 - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The company reported a net loss of $403,801 for the six months ended March 31, 2002 (unaudited) as well as reporting net losses of $1,244,883 from inception (March 19, 1999) to March 31, 2002 (unaudited). As reported on the statement of cash flows, the Company has incurred negative cash flows from operating activities of $307,265 from inception (March 19, 1999) (unaudited). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($281,177) (unaudited). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to implement its unique technology to process and dispose of the waste created by pulp and paper companies in an efficient and environmentally-friendly way.

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

We signed our first agreement on April 12, 2002 with J. Ford Ltee., a pulp and paper manufacturer in Quebec, Canada. This agreement is for five years with an expected revenue stream of approximately $1 million US per year to Biomasse. The expected start date for installation is late June 2002 and the project should begin generating revenue by December 2002.

We intend to concentrate initially on the North American pulp and paper companies. During the past year we identified several potential customers, The Great Northern Paper Company of Millinocket, Maine and Paperboard Jonquiere of Jonquiere, Quebec. We completed the profitability and feasibility studies for these installation and based upon the study's very positive conclusions, we believe we are close to finalizing a ten-year contract for the sale of steam utilizing our process with both of these organizations in the near future. Once these contracts are finalized, a nine to twelve month installation process will ensue. We do not expect to generate any substantial revenue until the installation is completed and the system has been tested and is operational.

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

We attended the International Trade Show for the pulp and paper industry held in Montreal, Quebec in January 2002, and initiated contacts with numerous people in the industry thereby introducing us and our process to them. From this attendance, as well as from discussions with our affiliates and contacts, we have been contacted by several pulp and paper companies interested in knowing more about our process. We have started preliminary discussions with several of these companies for the possible installation of our process.

Liquidity

As reflected in our March 31, 2002 balance sheet, we have minimal cash on hand. Monthly operating expenses including rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $30,000. Our President and Vice President - Finance agreed not to accept any salaries until the company's common stock was quoted publicly on the OTC Bulletin Board. At such time, the number of our employees increased to four with the addition of a Vice President of Legal Affairs as well as an administrative person. Once this happened, executive and management salaries are estimated to be approximately $20,000 per month.

We have several options to fund the above monthly expenditures: In our contract with the pulp and paper manufacturers, we intend to require a deposit with the signing of the contract of approximately one month's revenue. These deposits will then contribute to the satisfying our overall monthly expenditures. In the case of the J Ford Ltee project, that equates to approximately $83,000 US. However, since this is our first contract we agreed to defer payment of the deposit until such time as we receive a firm committment for the financing for the project. We expect to secure the financing within 30 days.

We have entered into an agreement to secure financing whereby the Company shall receive $250,000 US at the signing of a 12% secured convertible debenture and an additional $250,000 US in the near future. The $500,000 US debenture is convertible into common stock at a conversion price of the lesser of $.225 or the average of the lowest 3 inter-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. The debenture holder will also receive for each $1.00 of debenture investment, warrants to purchase 3 shares of the Company's common stock. The warrant term shall be for three years. The intial exercise price of the warrants is the lessor of $.107 or the average of the lowest 3 inter-day trading prices during the ten trading days immediately prior to the exercise date.

Inasmuch as we need approximately $50,000 per month to cover our overhead expenses, between the $500,000 financing and $83,000 deposit we expect to have sufficient funds to pay our expenses until our first facility comes on-line and we begin receiving revenues.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

         None.

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

May 14, 2002