Form 10QSB
period 2002-06-30
BIOMASSE INTERNATIONAL INC
filed 2002-08-14
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

YES [X ]    NO [ ]

As of August 13, 2002 the Registrant had 39,424,945 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

                              Index to Form 10-QSB
                              --------------------
                       For the Quarter ended June 30, 2002
                       -----------------------------------

                                                                           Page
                                                                           ----

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of June 30, 2002 (unaudited)                             3

     Statement of Operations for the three and nine months ended               4
     June 30, 2002 and 2001 and from inception (March 19, 1999) through June 30, 2002 (unaudited)

     Statement of Cash Flows for the nine months ended                         5
     June 30, 2002 and 2001 and from inception (March 19, 1999) through June 30, 2002 (unaudited)

     Notes to the Financial Statements for the nine months                     6
     ended June 30, 2002 (unaudited)

Item 2.  Plan of Operations                                                    8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                10

Item 3.  Defaults Upon Senior Securities                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                  10

Item 5.  Other Information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10

Signatures                                                                    11

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEET
                                 JUNE 30, 2002
                                  (UNAUDITED)

                                     ASSETS
                                     ------


Current Assets

      Cash and cash equivalents                                           $ 457
      Receivables                                                        41,851
      Prepaid consulting fees                                            94,575
      Prepaid equipment costs                                           241,646
      Other current assets (principally related party)                   31,998
                                                                     ----------
        Total current assets                                            410,527
Property and equipment, net                                              19,159
Intangibles, net                                                         40,028
Other assets                                                              8,434
                                                                     ----------
        TOTAL ASSETS                                                    478,147
                                                                     ==========



                LIABILITIES AND SHAREHOLDER'S EQUITY
                ------------------------------------


Current Liabilities

      Bank overdrafts                                                       562
      Accounts payable and accrued expenses                             471,381
      Accrued salaries and payroll related benefits                     252,927
      Other current liabilities (principally related party)             171,143
                                                                     ----------
        Total current liabilities                                       896,013

Convertible debenture                                                   250,000

Shareholder's Equity

      Common Stock, class A, $1.00 par value; authorized                      -
           5,000,000 shares; issued and outstanding 0
      Common Stock, class B, $.001 par value; authorized                 19,135
           55,000,000 shares; issued 19,135,223,
           outstanding 17,924,945
      Paid in Capital                                                   964,564
      Treasury Stock - 1,210,278 Shares                                  (1,210)
      Deficit accumulated during the development stage               (1,644,089)
      Accumulated other comprehensive income                             (6,266)
                                                                     ----------
        Total Shareholder's Equity                                     (667,866)

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $478,147
                                                                     ==========


        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
             FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2002



                                                                                                                       Inception
                                                    Three months ended June 30,      Nine months ended June 30,    (March 19, 1999)
                                                    ---------------------------      ----------------------------      through
                                                        2002          2001               2002            2001       June 30, 2002
                                                    -----------   -------------      -----------     -----------   ----------------
                                                    (Unaudited)   (Unaudited)        (Unaudited)     (Unaudited)      (Unaudited)

Revenues:                                              $ 4,765     $       -         $   14,174      $        -       $     68,840

Cost of Revenues:                                        1,811             -              1,811               -             60,535
                                                    -----------    ----------        -----------     ----------      --------------

Gross Profit                                             2,954             -             12,363               -             8,305

Operating Expenses:
   Marketing                                               173             -             74,545               -            74,545
   Travel                                                5,307         7,903             16,593          13,836            76,196
   Professional fees                                    31,364         1,833             38,705           4,456           158,651
   Consulting fees                                     227,960        43,391            351,889          92,247           542,023
   Directors fees                                            -             -              9,000               -             9,000
   Salaries and payroll related benefits               104,430             -            222,216               -           298,743
   Rent                                                  2,726         4,150              9,223          10,982            37,847
   Depreciation                                          1,464           214              4,167             641             6,091
   Amortization                                          5,500         5,500             16,500          16,500            69,972
   Selling, general and administrative expenses         23,090         8,287             71,975          31,270           180,326
                                                    -----------    ----------        -----------     ----------      --------------

                                                       402,013        71,278            814,813         169,933         1,453,395

Operating Loss                                        (399,060)      (71,278)          (802,450)       (169,933)     (1,445,089)

Other Income/(Expense)

  Interest Income - related party                            -             -                  -             177               824
  Interest Income - other                                   42             -                 48               -                48
  Interest Expense                                        (189)            -               (605)              -              (931)
  Foreign exchange                                           -             -                  -               -             1,059
  Loss on impairment of asset                                -             -                  -               -          (200,000)
                                                    -----------    ----------        -----------     ----------      --------------
 Total Other Income                                       (146)            -               (557)            177          (199,000)

Net Loss                                              (399,206)      (71,278)          (803,007)       (169,755)       (1,644,089)

Basic weighted average common shares outstanding    16,560,263    15,091,566         16,457,987      15,148,152
                                                    ===========   ===========        ===========     ===========

Basic and diluted loss per common share             $    (0.02)   $    (0.00)        $    (0.05)     $    (0.01)
                                                    ===========   ===========        ===========     ===========





        Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                             STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
             FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2002


                                                                                                           Inception
                                                                  For the nine ended June 30,            (March 19, 1999)
                                                              ------------------------------------           through
                                                                   2002                2001              June 30, 2002
                                                              ----------------    ----------------      -------------------
                                                                  (Unaudited)         (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                             $      (803,007)    $      (169,755)      $       (1,644,089)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
             Depreciation and amortization                              2,167              17,141                   57,564
             Rent expense offset to paid in capital                         -               4,500                    5,000
             Issuance of warrants for advisory services                                                             10,000
             Issuance of options for professional services                                                           6,000
             Loss on impairment of asset                                                                           200,000
             Issuance of shares for professional services             239,257                                      239,257
             Accumulated other comprehensive income                                                                      -
Changes in Operating assets and liabilities:

             Receivables                                              (41,166)             (1,568)                 (41,851)
             Other Current Assets                                     (21,217)             (9,446)                 (31,998)
             Other Assets                                                (200)              8,946                   (8,434)
             Accounts Payable and Accrued Liabilities                 618,252              58,739                  896,013
                                                              ----------------    ----------------      -------------------

Net cash provided by/(used in) operating activities                    (5,914)            (91,443)                (312,538)


CASH FLOWS FROM INVESTING ACTIVITIES:

             Prepaid equipment costs                                 (241,646)                                    (241,646)
             Purchase of property and equipment                             -                   -                  (26,594)
                                                              ----------------    ----------------      -------------------

Net cash provided by/(used in) investing activities                  (241,646)                  -                 (268,240)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
  Notes payable, principally related parties                                -                   -                   56,566
  Purchase of treasury stock                                           (3,333)                  -                   (7,833)
  Exercise of warrants                                                      -                   -                    1,325
  Convertible debenture                                               250,000                                      250,000
  Sales of common stock                                                     -              86,729                  281,177
                                                              ----------------    ----------------      -------------------

Net cash provided by/(used in) financing activities                   246,667              86,729                  581,235
                                                              ----------------    ----------------      -------------------


Net increase (decrease) in cash and cash equivalents                     (893)             (4,714)                     457
Cash and cash equivalents, beginning of period                          1,350               4,891                        -
                                                              ----------------    ----------------      -------------------

Cash and cash equivalents, end of period                      $           457     $           177       $              457
                                                              ================    ================      ===================


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of  588,000 shares of common stock                                                                        110,000
for license rights from affiliate (recorded at predecessor
basis)

Issuance of 306,000 shares of common stock                                                                         200,000
for equipment from affiliate (recorded at predecessor
basis)

Issuance of 56,565 shares of common stock                                                  56,566                   56,566
in settlement of note payable (related party)

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

NOTE 3 - GOING CONCERN

     The  accompanying  financial  statements  have been  prepared  assuming the
Company will continue as a going concern. The company reported a net loss of $803,007 for the six months ended June 30, 2002 (unaudited) as well as reporting net losses of $1,644,089 from inception (March 19, 1999) to June 30, 2002 (unaudited). As reported on the statement of cash flows, the Company has incurred negative cash flows from operating activities of $312,538 from inception (March 19, 1999) (unaudited). To date, these losses and cash flow deficiencies have been financed principally through the sale of common stock ($281,177) (unaudited). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long term relationships with other major organizations to implement its unique technology to process and dispose of the waste created by pulp and paper companies in an efficient and environmentally-friendly way.

                          BIOMASSE INTERNATIONAL, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 4 - STOCKHOLDER'S EQUITY

     On October 19, 2001, the Company repurchased from a shareholder 3,335 units (each unit consisting of one (1) share of common stock and one (1) warrant) at a price of $1.00 per unit.

     On December 17, 2001, the Company issued 325,000 shares in settlement of a consulting agreement.

     On June 30, 2002, the Company issued 1,705,000 shares in settlement of consulting and professional fees.

NOTE 5 - SUBSEQUENT EVENT

     In July 2002, the Company issued 20 million shares of common stock in accordance with contractual obligations set forth in consulting agreements entered into by the Company.

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

We signed our first agreement on April 12, 2002 with J. Ford Ltee., a pulp and paper manufacturer in Quebec, Canada. This agreement is for five years with a revenue stream of approximately $1 million US per year to Biomasse. The equipment is in the building process and the project should begin generating revenue by December 2002.

We intend to concentrate initially on the North American pulp and paper companies. During the past year we identified several potential customers, The Great Northern Paper Company of Millinocket, Maine and Kruger in Bromptonville, Quebec. We completed the profitability and feasibility studies for these installation and based upon the study's very positive conclusions, we believe we are close to finalizing a ten-year contract for the sale of steam utilizing our process with both of these organizations in the near future. Once these contracts are finalized, a nine to twelve month installation process will ensue. We do not expect to generate any substantial revenue until the installation is completed and the system has been tested and is operational.

Our studies indicate that the cost of equipment and installation for a plant suitable for Great Northern Paper Company and Kruger Bromptonville is estimated at approximately $7,000,000 and $9,200,000 respectively.

Liquidity

As reflected in our June 30, 2002 balance sheet, we have minimal cash on hand. Monthly operating expenses including rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $30,000. Our President and Vice President - Finance agreed not to accept any salaries until the company listed its stock publicly on the OTC Bulletin Board. When we listed, the number of our employees increased to four with the addition of a Vice President of Legal Affairs as well as an administrative person. Once this happened, executive and management salaries are estimated to be approximately $20,000 per month. We have several options to fund the above monthly expenditures: In our contract with the pulp and paper manufacturers, we are requiring a deposit with the signing of the contract of approximately one months revenue. In the case of the J Ford Ltee project, that equates to approximately $83,000 US. These deposits will then contribute to the satisfying our overall monthly expenditures. We have entered into an agreement to secure a $500,000 financing whereby the Company received $250,000 US at the signing of a 12% secured convertible debenture. The Company does not intend to access the additional $250,000 US in the future. The $250,000 US debenture is convertible into common stock at a conversion price of the lesser of $.225 or the average of the lowest 3 inter-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%. The debenture holder will also receive for each $1.00 of debenture investment, warrants to purchase 3 shares of the Company's common stock. The warrant term shall be for three years.

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

          On June 30, 2002, the Company issued 1,705,000 shares in settlement of consulting and professional fees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               99.1 Certification of Periodic Report, dated August 14, 2002, of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes--Oxley Act of 2002.

          (b)  Reports on Form 8-K:

               None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOMASSE INTERNATIONAL, INC.


By: /s/ Jean Gagnon
    ----------------------------------
    Jean Gagnon, Vice - President

August 14, 2002