Form 10KSB
period 2002-09-30
BIOMASSE INTERNATIONAL INC
filed 2003-02-19
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

Commission file number 0-32663

BIOMASSE INTERNATIONAL, INC.

(exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of

incorporation or organization)

65-0909206

(IRS Employer Identification No.)

4720 Boulevard Royal, Suite 103, Trois Rivieres Ouest, Quebec, Canada G9A 4N1

(Address of principal executive offices)

(819) 374-3131

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]    NO [X]

As of September 30, 2002 the Registrant had 55,000,000 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

PART I

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

•

a decrease in the boiler's capability to produce steam with the addition of wet wastes;

•

an important consumption of auxiliary fuel such as natural gas or oil to maintain boiler output and sufficiently high combustion temperatures due to inconsistency of waste fuel moisture and the high water content in the wastes;

•

higher maintenance costs due to ash clogging in the boiler grate; and

•

an increase in particle emissions and slag.

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

•

no investment costs and minimal operation costs for the pulp and paper mill customer;

•

reduction of more than 90% of solid waste to be buried; extensive reduction of management costs of landfill, sludge transportation and handling costs;

•

reduction of maintenance costs on inadequate conventional boilers burning sludge;

•

increase in total efficiency of the existing steam facilities by using available flue gases of existing boilers;

•

reduction of the total amount of traditional non-renewable fossil fuels used in the plant;

•

elimination of methane emission of landfill and reduction of the global emission rates of gases responsible of the greenhouse effect;

•

elimination of problems related to odorous emission of landfills.

Our company offers our process to the pulp and paper mills in a progressive strategic sequence. This sequence first begins with an evaluation of the feasibility and profitability of a Waste-to-energy project for both parties. As a marketing tool, we will provide this evaluation at no cost to mills where we believe the possibility exists for us to introduce our process.

Additionally, in the medium term, we plan to modify and adapt our process to new applications such as power generation from the organic fraction of the municipal solid wastes.

The North American pulp and paper industry is a cornerstone of the American, Canadian and Quebec economies, employing several tens of thousands of workers in regions across North America. There are approximately 379 mills in the U.S. and 121 mills across Canada with 64 in Quebec alone.

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

•

Although global consumption of papers is on the increase, this increase has been mainly in foreign markets, particularly in the Far East. This forces North American companies to have to compete for the world market against worldwide paper companies, putting downward pressure on prices and upward pressure on quality and technology.

•

To be able to be competitive globally, companies have to be present in the potentially large and growing markets. To achieve that, many foreign companies have merged, combining resources and increasing their presence worldwide. This places additional pressure on companies to increase their exposure in these markets and to become more efficient.

•

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

•

Lower cost of the fiber by increasingly finding close and abundant sources of recycled paper;

•

Improving the efficiency of the equipment by gradually replacing old machinery with newer ones;

•

Lower cost of labor by exerting pressure on unions to become more in line with the realities of the international global market; and

•

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

4.

Meeting Environmental Regulations: Pulp and paper plants are on the constant lookout for alternatives and less expensive methods to reduce the total amount of traditional non-renewable fossil fuels used in the plant, elimination of methane emission of landfill and reduction of the global emission rates of gases believed responsible for the greenhouse effect, and elimination of problems related to odorous emission of landfills.

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

Solid residues

Generation rates

%

     (thousands metric tons/year) =================================================================================

Sludge

Fraction of total sludge generation: 1704

23%

Primary sludge:

42%

Secondary sludge:

26%

Deinkink sludge:

12%

Combined sludge:

18%

Intake sludge:

  2%

-----------------------------------------------------------------------------------------------------------------------------------------

Wood and bark

4354

60%

-------------------------------------------------------------------------------------------------------------------- - -------------------

Inorganics

  873

12%

-------------------------------------------------------------------------------------------------------------------- - -------------------

Miscellaneous

  375

  5% =================================================================================

TOTAL:

7306

100%

-----------------------------------------------------------------------------------------------------------------------------------------

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

Our process

The basis of our process is the transformation of solid organic wastes into steam. Steam is the most convenient source of energy that is used in pulp and paper plants for heating, drying or for any other energy-intensive process. Our operation combines the service of transporting waste sludge and wood residues brought from the plant to the process, solid fuel preparation, minimizes solid fuels storage, efficient combustion, steam production and flue gases treatment. The available flue gases from new and existing boilers are used to thermally dry solid fuels and/or preheat combustion air. Our process offers the possibility to operate in mixed combustion to produce steam. The process is flexible and easily adapts itself to the individual conditions of each pulp and paper mill. The main objective of the flexibility and adaptability features of the process is to maximize the use of components and utilities that are already available on site, and that can be incorporated into our process. This approach aims to minimize the investment and operational costs, benefiting both parties. For example, these components and utilities can be

•

stocking yards;

•

exhaust chimney;

•

main-power to operate our system;

•

treatment and processing of the process outputs:

•

filtered exhaust gases; o wet scrubber liquid output in the mill's waste water treatment basin;

•

solid boiler outputs such as ash and clay for land filling;

•

electricity to operate our process;

•

operating control room;

•

condensation processing and pumping; and

•

existing buildings to install our equipment.

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

Our responsibilities can be summarized as follows:

•

design of the process taking into account available components

•

manufacturing and subcontracting of process components

•

installation and start-up of the process

•

operation and maintenance of the process which can be done in collaboration with or by the customer's operator, supervised by our representative

The customer's responsibilities can be summarized as follows:

•

salary of the provided operator

•

environment conformity permits for operation

•

components and utilities that can be provided advantageously, by the plant

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

We believe that after the industry sees the success of our initial installations that we will be able to obtain more contracts. Our first objective is to identify the most profitable "sludge & residues-to-energy" projects in North America. To enable us to target the projects with the most profit potential, we have contracted with the engineering firm, McBurney of Norcross, Georgia to assist us in analyzing the needs of potential clients. Using publicly available data, we are able to survey information on likely candidates and perform preliminary determinations of projects that would be the most profitable for us. To do so, we have developed a questionnaire soliciting information from most likely potential customers on their solid waste management and current disposal practices. Typical required information are: flow rate generation of sludge and other wood residues, solid wastes disposal costs, age of currently used landfill and availability of landfill sites, residues combustion problems, landfill site management problems, de-watering problems, utility costs, fuel costs, current costs of steam production by the mill, sludge characteristics, etc.

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

Employees

We currently have four full time employees, three of whom are senior management. One is engaged in financial activities, one is in charge sales and marketing activities and one oversees our legal and compliance issues. Additional financing permitting, we intend to hire up to three additional employees. None of our employees are represented by a labor union. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

The Company maintains its corporate offices at 4720 boulevard Royal, Suite 103, Trois-Rivieres-Ouest, Quebec,Canada where we have approximately 1,115 square feet at an annual rental of US $8,600 including all utilities and applicable taxes. The property is leased for three years expiring June 30, 2004.

ITEM 3. LEGAL PROCEEDINGS

The Company entered into an agreement to secure financing whereby the Company would receive $250,000 US at the signing of a 12% secured convertible debenture and an additional $250,000 US in the near future.  The $500,000 US debenture is convertible into common stock at a conversion price of the lesser of $.225 or the average of the lowest 3 inter-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.  The debenture holder will also receive for each $1.00 of debenture investment, warrants to purchase 3 shares of the Company’s common stock.  The warrant term shall be for three years.  The exercise price of the warrant is the lessor of of $0.107, subject to adjustment under certain antidilution provisions, and the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of exercise.  During the current year, the debenture holder filed suit against the Company for non compliance with the terms of the agreement.  At September 30, 2002 the Company had no legal representation on this matter. The Company has been in negotiations with the debenture holder to settle this matter without any further legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET PRICE OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company’s common shares commenced quotation on the NASD Bulletin Board June 21, 2001 and continues to be quoted under the ticker symbol BIMS.

Quarter ended

High

Low

September 30, 2002

0.13

0.02

June 30, 2002

0.29

0.05

March 31, 2002

0.21

0.90

December 31, 2001

1.35

0.85

September 30, 2001

1.55

1.01

June 30, 2001  (1)

0.87

1.25

March 31, 2001

N/A

N/A

December 31, 2000

N/A

N/A

(1) from June 21, when quotation commenced.

(b)  Holders: As of September 30, 2002, the Registrant had 55,000,000 shares of its Common Stock outstanding, held by approximately 89 shareholders. Of the 55,000,000 shares of common stock outstanding, 29,208,167 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

As at September 30, 2002, the Company had 3,659,657 warrants issued and outstanding. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $1.10, subject to adjustment, until January 31, 2004. For the shares underlying these warrants, 119,592 have no registration rights, and for 3,543,400 warrants, the underlying common shares were registered through an SB-2 registration statement date April 11, 2001.

(c)

Dividends:  The Company has had no earnings to date, nor has the Company declared any dividends to date. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not declared any cash dividends since inception.

ITEM 6.  PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes that are included under Item 7. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our services, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

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

We signed our first agreement on April 12, 2002 with J. Ford Ltee., a pulp and paper manufacturer in Quebec, Canada. This agreement is for five years with a revenue stream of approximately $1 million US per year to Biomasse. The equipment for this projuect is in the construction phase and we anticipated the project to begin generating revenue by December 2002.   Due to financing difficulties we experienced with this project, the installation has yet to take place and tentatively is scheduled to begin in the later part of the second calendar quarter of 2003, which postpones our revenue generation to October 2003 from this project.

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

Liquidity

As reflected in our September 30, 2002 balance sheet, we have minimal cash on hand.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company had a negative working capital of approximately $864,372 at September 30, 2002.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. Monthly operating expenses including rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $30,000.  When we listed on the OTC bulletin board, the number of our employees increased to four with the addition of a Vice President of Legal Affairs as well as an administrative person. Once this happened, executive and management salaries are estimated to be approximately $20,000 per month. We have several options to fund the above monthly expenditures: In our contract with the pulp and paper manufacturers, we are requiring a deposit with the signing of the contract of approximately one months revenue. In the case of the J Ford Ltee project, that equates to approximately $83,000 US. These deposits will then contribute to the satisfying our overall monthly expenditures. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are included herein commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name

Age

Position

Benoit DuFresne

39

President and Director

Jean Gagnon

57

Vice President, Secretary and Director

Pierre H. Vincent

47

Vice President – Legal and Governmental affairs

and Director

Maurice Robert

52

Director

Marcel Mongrain

69

Director

Denis Durand

47

Director

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

11

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

Compensation of Directors

     Directors are to receive, each, a $500 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses, plus 20,000 warrants per year to a maximum of 100,000 warrants. These warrants have an exercise price of $1.10 and an expiry date of approximately three years post issuance. As at September 30, 2002, no warrants have as yet been issued.

ITEM 10:  EXECUTIVE COMPENSATION.

(b)  Summary Compensation Table

  Long Term

Name and

Other

Compensation

Principal Position

Year

Salary

Bonus

       Compensation

   (Options)

Benoit DuFresne

2002

100,000

    -

10,000 (1)

-

President

2001

  49,600

    -

10,200 (1)

              -

Jean Gagnon

2002

  82,400

    -

     -

-

Vice President

2001

  40,900

    -

     -

-

Pierre H. Vincent

2002

  50,000

    -

     -

-

Vice President

2001

  16,600

    -

     -

-

(1) Car allowance

(c)  Option/SAR Grants in Last Fiscal Year

None

(d)  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

None

(e)  Long-Term Incentive Plans – Awards in Last Fiscal Year

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

(g)  Employment contracts and termination of employment and change-in-control arrangements

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

(h)  Report on repricing of options/SARs

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 30, 2002 regarding the beneficial ownership of the Company's Common Stock, Class B $.001 par value, as of the date hereof and after the Offering by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock, (ii) each director and executive officer of the Company who owns shares and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares. None of the people listed below owns any other securities of the Company. There are no arrangements which may result in a change in control of the Company.

Name and

Amount and

Address of

Nature of

Beneficial

Beneficial

Percentage

Owner

Owner

of Class

------------------------------------------------------------------------------------------------------------------------------------------

Benoit DuFresne (1)

8,820,359

16.04

Jean Gagnon

1,923,957

  3.50

Societe Merivel Inc. (2)

4,535,689

  8.25

W.A.F.A. Investment Corp (3)

6,633,819

12.06

Abdel Jabbar Abouelouafa (4)

Sibco Inc. (5)

5,346,460

  9.72

Marc Dufresne (6)

   950,565

  1.73

Douglas Furth

6,881,000

12.51

Sarah Speno

            10,000,000

18.18

All officers and directors as a group (2 persons)        18,190,876

33.07

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

None

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)

1.

Financial Statements The financial statements are listed in the Index to Financial Statements on page

F-1 and are filed as part of this annual report.

2.

99.1 and 99.2   Certification, dated February 19, 2003, of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.

None.

(b)

Reports on Form 8-K:  None.

          INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Biomasse International, Inc.

We have audited the accompanying balance sheets of Biomasse International, Inc. as of September 30, 2002 and 2001 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the year ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biomasse International, Inc. at September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has experienced an operating loss for the fiscal year ended September 30, 2002.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Cohen

Mark Cohen C.P.A.

A Sole Proprietor Firm

Hollywood, Florida

December 31, 2002

BIOMASSE INTERNATIONAL, INC. (A COMPANY IN THE DEVELOPMENT STAGE) BALANCE SHEET
Assets
	September 30,
	2002	2001

Current Assets
Cash and cash equivalents	$ 314	$ 1,350
Receivables, net	73,987	685
Other current assets	12,904	10,781
Total current assets	87,205	12,815
Property and equipment, net	16,541	24,670
Prepaid equipment costs	472,614	-
Intangibles, net	34,528	56,528
Other assets	3,434	8,234

Total assets	614,323	102,246

Liabilities and Shareholder's Equity

Current Liabilities
Bank overdraft	10,400	1,814
Accounts payable and accrued expenses	567,020	170,369
Accrued salaries and payroll related benefits	195,399	48,977
Deferred Revenue	125,082	-
Other current liabilities	53,676	56,601
Total current liabilities	951,577	277,761

Convertible debenture	250,000	-

Shareholder's Equity
Common Stock, class A, $1.00 par value; authorized	-	-
5,000,000 shares; issued and outstanding 0 in 2002
and 2001
Common Stock, class B, $.001 par value; authorized	55,000	19,135
55,000,000 shares; issued and outstanding 55,000,000
and 16,223,280 respectively
Paid in Capital	1,315,702	649,344
Treasury Stock	-	(2,912)
Deficit accumulated during the development stage	(1,948,115)	(841,082)
Accumulated other comprehensive income/(loss)	(9,841)	-
Total Shareholder's Equity	(587,255)	(175,514)

Total liabilities and shareholder's equity	$ 614,323	$ 102,246

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2002

			Inception
			(March 19, 1999)
	Year Ended September 30,
	2002	2001	September 31, 2002
Revenues:	$ 15,284	$ 54,667	$ 69,951

Cost of Revenues:	1,811	58,724	60,535

Gross Profit	13,473	(4,057)	9,416

Operating Expenses:
Travel	25,272	20,458	84,875
Professional fees	84,036	29,859	203,982
Consulting fees	496,198	122,313	686,332
Salaries and payroll related benefits	292,159	76,528	368,687
Rent	12,288	15,090	40,911
Depreciation	5,565	1,341	7,489
Amortization	22,000	22,000	75,472
Selling, general and administrative expenses	182,177	56,086	290,528

	1,119,694	343,674	1,758,276

Operating Loss	(1,106,221)	(347,731)	(1,748,861)

Other Income/(Expense)

Interest Income - related party	48	178	872
Interest Expense	(860)	(326)	(1,186)
Foreign exchange	-	1,059	1,059
Loss on impairment of asset	-	(200,000)	(200,000)
Total Other Income	(812)	(199,089)	(199,255)

Net Loss	(1,107,033)	(546,821)	(1,948,115)

Basic weighted average common shares outstanding	21,681,391	16,052,108

Basic Loss per common share	$ (0.0510)	$ (0.0217)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF SHAREHOLDERS' EQUITY FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2002
	Common Class A		Common Class B		Treasury Shares - Class B			Share	Deficit during	Other	Total
							Paid in	Subscription	Development	Comprehensive	Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Income/(Loss)	Equity
Balance, beginning: March 19, 1999	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

April 01, 1999 sale of Class B common stock			17,684,723	17,685			-		-		17,685
April 01, 1999 contract settlement - BBT Consulting Group, Inc.			500,000	500			-		-		500
April 01, 1999 non cash advisory services							10,000		(10,000)		-
April 26, 1999
Issuance of stock to Marc Dufresne (1978) Inc.
for license rights			588,000	588			587,412		-		588,000
Dividend to affiliate - Marc Dufresne (1978) Inc.							(478,000)				(478,000)
for license rights
July 07, 1999
Issuance of stock to Marc Dufresne (1978) Inc.
for equipment			306,000	306			305,694		-		306,000
Dividend to affiliate - Marc Dufresne (1978) Inc.							(106,000)				(106,000)
for equipment
September 30, 1999 sale of Class B common stock through			56,500	57			56,444		-		56,500
circular offering
Net loss year ended September 30, 1999									(81,101)		(81,101)
Balance: September 30, 1999	-	-	19,135,223	19,135	-	-	375,550	-	(91,101)	-	303,584

November 29, 1999
Repurchased treasury shares from Marc Dufresne (1978) Inc.					(4,500,000)	(4,500)					(4,500)
Proceeds from the sale of Class B through circular offering					3,000	3	2,997				3,000
Issuance of stock to Marc Dufresne (1978) Inc. for settlement					56,565	57	56,509				56,566
of note payable
Sale of Class B common through circular offering					70,400	70	70,330				70,400
September 30, 2000 subscription of Class B common through					400,000	400	399,600	(390,000)			10,000
circular offering
September 30, 2000 office rent applied to paid in capital							500				500
Net loss for the twelve month period ended September 30, 2000									(203,161)		(203,161)
Balance, ending: September 30, 2000	-	-	19,135,223	19,135	(3,970,035)	(3,970)	905,485	(390,000)	(294,262)	-	236,388

Office rent applied to paid in capital							4,500				4,500
Receipts for share subscription receivable								3,500			3,500
Cancellation of share subscription					(386,500)	(387)	(386,114)	386,500			-
Exercise of warrants					1,325,000	1,325					1,325
Issuance of options for professional services							6,000				6,000
Sale of Class B common through circular offering					119,592	120	119,472				119,592
Net loss for the twelve month period ended September 30, 2001									(546,821)		(546,821)
Balance, ending: September 30, 2001	-	-	19,135,223	19,135	(2,911,943)	(2,912)	649,344	-	(841,082)	-	(175,514)

Repurchase of shares					(3,335)	(3)	(3,330)				(3,333)
Issuance of shares for consulting services			18,789,722	18,790	2,915,278	2,915	318,550				340,255
Issuance of shares for settlement of liabilities			17,075,055	17,075			351,137				368,212
Foreign currency translation										(9,841)	(9,841)
Net loss for the twelve month period ended September 30, 2002									(1,107,033)		(1,107,033)
Balance, ending: September 30, 2002	-	$ -	55,000,000	$ 55,000	-	$ -	$1,315,702	$ -	$(1,948,115)	$ (9,841)	$ (587,255)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001 FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2002

			Inception
	For the years ended September 30,		(March 19, 1999)
	2002	2001	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	(1,107,033)	$ (546,821)	$ (1,948,115)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	27,565	23,341	82,962
Loss on abandonment of property	1,187	-	1,187
Rent expense offset to paid in capital	-	4,500	5,000
Issuance of shares for consulting services	340,255	-	340,255
Issuance of warrants for advisory services	-	-	10,000
Issuance of options for professional services	-	6,000	6,000
Loss on impairment of asset	-	200,000	200,000
Changes in Operating assets and liabilities:
Receivables	(73,302)	10,717	(73,987)
Other Current Assets	(2,123)	763	(12,904)
Prepaid equipment costs	(472,614)	-	(472,614)
Other Assets	4,800	3,946	(3,434)
Accounts Payable and Accrued Liabilities	1,030,744	192,476	1,308,505
Net cash provided by/(used in) operating activities	(250,518)	(105,075)	(557,144)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(518)	(22,883)	(27,112)
Net cash provided by/(used in) investing activities	(518)	(22,883)	(27,111)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from:
Notes payable, principally related parties		-	56,566
Proceeds from convertible debenture	250,000		250,000
Purchase of treasury stock		-	(4,500)
Exercise of warrants		1,325	1,325
Sales of common stock		123,092	281,177
Net cash provided by/(used in) financing activities	250,000	124,417	584,569

Net increase (decrease) in cash and cash equivalents	(1,036)	(3,541)	314

Cash and cash equivalents, beginning of period	1,350	4,891	-

Cash and cash equivalents, end of period	$ 314	$ 1,350	$ 314

Supplemental Schedule of noncash investing and financing activities:

issued 588,000 shares of common stock for			110,000
license rights from affiliate (recorded at predecessor basis)

issued 306,000 shares of common stock for			200,000
equipment from affiliate (recorded at predecessor basis)

issuance of 56,565 shares of common stock			56,566
in settlement of note payable (related party)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

     Biomasse International, Inc., was incorporated in the State of Florida on March 19, 1999.  The company has acquired a unique technology to process and dispose of the waste created by pulp and paper companies in an efficient and environmentally-friendly way.  The pulp and paper industry in Canada is facing many challenges caused by an increasingly competitive world market.  Pulp and paper plants in Canada are lagging behind their competitors in the U.S.A. and Europe in productivity and in quality of their products.  The industry is now in a restructuring phase to reduce its costs of operations and diversify its products line.  The industry is also increasingly scrutinized by environmental agencies as this industry is a major producer of toxic waste.  Environmental regulations are becoming tighter and the public is becoming more environmentally-conscious.  Biomasse International, Inc.’s technology addresses both problems:  to eliminate the toxic waste by incinerating it and then from the waste material to produce steam energy which can be used for the operation of machinery in the plants.  The plant thus saves the cost of trucking the waste to distant locations to bury it, and at the same time it eliminates the waste completely, meeting the most stringent environmental concerns.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Certain amounts included in the financial statements are estimated based on currently available information and management’s judgment as to the outcome of future conditions and circumstances.  Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions.  Every effort is made to ensure the integrity of such estimates.

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

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents.  Such investments are valued at quoted market prices.

Receivables:

The Company believes that the carrying amount of receivables at September 30, 2002 and 2001 approximate their fair values at such date.

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

Revenue Recognition

The Company’s revenues recognized to date are consultation services.  In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies.  Management believes that Biomasse International, Inc.’s revenue recognition practices are in conformity with the guidelines of SAB 101.

Earnings (Loss) per share calculation:

Earnings (Loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share.  SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted-average number of common shares outstanding during the period, and diluted earnings (loss) per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.  Options and warrants are not considered in calculating diluted earnings (loss) per share since considering such items would have an anti-dilutive effect.

Recent Accounting Pronouncements:

The Statement of Financial Accounting Standards Board (SFAS) No. 141, “Business Combinations,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement establishes standards for accounting and reporting for business combinations.  This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting.  This Statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The Statement of Financial Accounting Standards Board (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was issued by the Financial Accounting Standards Board (FASB) in July 2001.  This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisitiion.  This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001.  SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets.” The adoption of this statement by the Company did not have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 143, “Accounting for Asset Retirement Obligation,” was issued by the Financial Accounting Standards Board (FASB) in August 2001.  This Statement will require companies to record a liability for asset retirement obligations in the period  in which they are incurred, which typically could be upon completion or shortly thereafter.  The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. This Statement is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

The Statement of Financial Accounting Standards Board (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued by the Financial Accounting Standards Board (FASB) in October 2001.  This Statement provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”  This Statement is effective for fiscal years beginning after December 15, 2001.  The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

NOTE 3 – DETAILS OF FINANCIAL STATEMENT COMPONENTS

September 30,

      2002

     2001

Property and equipment:

   Furniture & Fixtures

$  2,333

$    3,971

   Computer Equipment

    8,415

      8,415

   Equipment

  12,939

    14,208

   (Acquired from affiliate and recorded at

  23,687

    26,594

     predecessor basis with the cost over such

     basis recorded as a dividend to affiliate).

  Accumulated depreciation

    7,146

      1,924

  16,541

    24,670

Intangibles:

   Intellectual property

110,000

  110,000

   (Acquired from affiliate and recorded at

     predecessor basis with the cost over such

     basis recorded as a dividend to affiliate).

   Accumulated amortization

  75,472

    53,472

$34,528

$   56,528

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

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 4 – COMMITMENTS AND CONTIGENCIES

Office Leases

     On May 6th 2001, the Company entered into an agreement to lease office space for a period of three years starting on July 1, 2001 and ending on June 30, 2004.  The annual lease payment is $11,150.00 CAD.

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2002:

Year ending September 30:

2003 –  $ 15,641

2004 –       6,139

2005 –         -

2006 –         -

2007 –         -    .

                        $ 21,780

NOTE 5 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company reported net losses of $1,107,033 and $546,821 for the twelve months ended September 30, 2002 and 2001 respectively as well as reporting net losses of $1,948,115 from inception (March 19, 1999) to September 30, 2002.  As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $250,518 and $105,075 for twelve months ended September 30, 2002 and 2001 respectively and has reported deficient cash flows from operating activities of $557,145 from inception (March 19, 1999). Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

NOTE 6 – CONVERTIBLE DEBENTURE

     The Company entered into an agreement to secure financing whereby the Company shall receive $250,000 US at the signing of a 12% secured convertible debenture and an additional $250,000 US in the near future.  The $500,000 US debenture is convertible into common stock at a conversion price of the lesser of $.225 or the average of the lowest 3 inter-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.  The debenture holder will also receive for each $1.00 of debenture investment, warrants to purchase 3 shares of the Company’s common stock.  The warrant term shall be for three years.  The exercise price of the warrant is the lessor of of $0.107, subject to adjustment under certain antidilution provisions, and the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of exercise.  During the current year, the debenture holder filed suit against the Company for non compliance with the terms of the agreement.  At September 30, 2002 the Company had no legal representation on this matter. The Company has been in negotiations with the debenture holder to settle this matter without any further legal proceedings.

NOTE 8 – INCOME TAXES

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

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 9 – SHAREHOLDERS’ EQUITY

     Common stock

The Company has 5,000,000 shares of class A common stock which to date have never been issued.  Management has no intent of issuing any of these shares and will be canceling these shares by filing an amendment to the articles of incorporation with the State of Delaware.

Treasury stock

On November 29, 1999, the Company was advised by Marc Dufresne (1978) Inc., a majority shareholder and affiliate, of a financial difficulty concerning Marc Dufresne (1978) Inc..  By way of a licensing agreement dated April 26, 1999, the Company exercised it right to cancel the agreement and repurchase 4,500,000 shares held by Marc Dufrresne (1978) Inc at $0.001 per share.  These shares are being held by Biomasse International, Inc. as treasury shares.  The company uses the cost method of accounting for treasury stock.  The company has made these shares available first for sale through its circular offering and also before any other unissued common shares are sold.  The total number of treasury shares available at September 30, 2002 is zero.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Benoit Dufresne

Benoit Dufresne

Director,Chairman, President

Date: February 19, 2003

/s/Jean Gagnon

Jean Gagnon

Director, VP- Finance

Date: February 19, 2003

/s/ Marcel Mongrain

Marcel Mongrain

Director

 Date: February 19, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Benoit Dufresne, certify that:

1.  I have reviewed this revised annual report on Form 10-KSB of Biomasse International, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this  annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this  annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this  annual report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  annual report is being prepared;

     b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this  annual report (the “Evaluation Date”); and

     c)

presented in this  annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  I have indicated in this  annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Benoit Dufresne

Benoit Dufresne

Director,Chairman, President

Date: February 19, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jean Gagnon, certify that:

1.  I have reviewed this  annual report on Form 10-KSB of Biomasse International, Inc.;

2.  Based on my knowledge, this  annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this  annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this  annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this  annual report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  annual report is being prepared;

     b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this  annual report (the “Evaluation Date”); and

     c)

presented in this  annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  I have indicated in this  annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Jean Gagnon

Jean Gagnon

Director, VP- Finance

Date: February 19, 2003