Form 10QSB
period 2002-12-31
BIOMASSE INTERNATIONAL INC
filed 2003-02-19
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

YES [X]    NO [ ]

As of December 31, 2002 the Registrant had 55,000,000 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

Index to Form 10-QSB

For the Quarter ended December 31, 2002

Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of December 31, 2002 (unaudited)

   3

     Statement of Operations for the three months ended

   4

     December 31, 2002 and 2001 and from inception (March 19, 1999)

     through December 31, 2002 (unaudited)

     Statement of Cash Flows for the three months ended

   5

     December 31, 2002 and 2001 and from inception (March 19, 1999)

     through December 31, 2002 (unaudited)

     Notes to the Financial Statements for the three months

   6

     ended December 31, 2002 (unaudited)

Item 2.  Plan of Operations

   7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  8

Item 2.  Changes in Securities

  8

Item 3.  Defaults Upon Senior Securities

  8

Item 4.  Submission of Matters to a Vote of Security Holders

  8

Item 5.  Other Information

  8

Item 6.  Exhibits and Reports on Form 8-K

  8

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

BIOMASSE INTERNATIONAL, INC. (A COMPANY IN THE DEVELOPMENT STAGE) BALANCE SHEET (UNAUDITED)

Assets

December 31,
2002
Current Assets
Cash and cash equivalents	$314
Receivables, net	73,987
Other current assets	12,904
Total current assets	87,205

Property and equipment, net	14,431
Prepaid equipment costs	472,614
Intangibles, net	29,028
Other assets	3,434

Total assets	606,713

Liabilities and Shareholder's Equity

Current Liabilities
Bank overdraft	10,400
Accounts payable and accrued expenses	575,221
Accrued salaries and payroll related benefits	258,461
Deferred Revenue	125,082
Other current liabilities	53,676
Total current liabilities	1,022,840

Convertible debenture	250,000

Shareholder's Equity
Common Stock, class A, $1.00 par value; authorized	-
5,000,000 shares; issued and outstanding 0 in 2002
Common Stock, class B, $.001 par value; authorized	55,000
55,000,000 shares; issued and outstanding 55,000,000
Paid in Capital	1,315,702
Deficit accumulated during the development stage	(2,026,988)
Accumulated other comprehensive income/(loss)	(9,841)
Total Shareholder's Equity	(666,128)
Total liabilities and shareholder's equity	$606,713

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2002

Inception
Three months ended	(March 19, 1999)
December 31,	through
	2002	2001	December 31, 2002
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:	$ -	$ 9,417	$ 69,951
Cost of Revenues:	-	-	60,535
Gross Profit	-	9,417	9,416

Operating Expenses:
Travel	-	6,896	84,875
Professional fees	2,500	2,021	206,482
Consulting fees	-	19,071	686,332
Salaries and payroll related benefits	63,062	58,093	431,749
Rent	1,858	4,000	42,769
Depreciation	2,110	1,324	9,599
Amortization	5,500	5,500	80,972
Selling, general and administrative expenses	3,843	96,617	294,371
	78,873	193,523	1,837,149

Operating Loss	(78,873)	(184,106)	(1,827,733)

Other Income/(Expense)

Interest Income - (principally related party)	-	5	872
Interest Expense	-	(197)	(1,186)
Foreign exchange	-	-	1,059
Loss on impairment of asset	-	-	(200,000)
Total Other Income	-	(192)	(199,255)

Net Loss	$ (78,873)	$ (184,297)	$ (2,026,988)

Basic weighted average common shares outstanding	55,000,000	16,274,457

Basic Loss per common share	$(0.00)	$(0.01)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2002

Inception
For the three months ended	(March 19, 1999)
December 31,	through
2002	2001	December 31, 2002
(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (78,873)	$ (184,297)	$ (2,026,988)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	7,610	6,824	90,572
Loss on abandonment of property	-	-	1,187
Rent expense offset to paid in capital	-	-	5,000
Issuance of shares for consulting services	-	14,247	340,255
Issuance of warrants for advisory services	-	-	10,000
Issuance of options for professional services	-	-	6,000
Loss on impairment of asset	-	-	200,000
Changes in Operating assets and liabilities:
Receivables	-	(9,627)	(73,987)
Other Current Assets	-	(5,369)	(12,904)
Prepaid equipment costs	-	-	(472,614)
Other Assets	-	-	(3,434)
Accounts Payable and Accrued Liabilities	71,263	194,076	1,379,768
Net cash provided by/(used in) operating activities	-	15,853	(557,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(27,112)
Net cash provided by/(used in) investing activities	-	-	(27,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Notes payable, principally related parties	-	-	56,566
Proceeds from convertible debenture	-		250,000
Purchase of treasury stock	-	(3,136)	(4,500)
Exercise of warrants	-	-	1,325
Sales of common stock	-	-	281,177
Net cash provided by/(used in) financing activities	-	(3,136)	584,569

Net increase (decrease) in cash and cash equivalents	-	12,717	314
Cash and cash equivalents, beginning of period	314	1,350	-

Cash and cash equivalents, end of period	$ 314	$ 14,066	$ 314

Supplemental Schedule of noncash investing and financing activities:

issued 588,000 shares of common stock for	110,000
license rights from affiliate (recorded at predecessor
basis)

issued 306,000 shares of common stock for	200,000
equipment from affiliate (recorded at predecessor
basis)

issuance of 56,565 shares of common stock	56,566
in settlement of note payable (related party)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 –BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Biomasse International, Inc.’s form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $78,873 for the three months ended December 31, 2002 (unaudited) as well as reporting net losses of $2,026,988 from inception (March 19, 1999) to December 31, 2002 (unaudited).  As reported on the statement of cash flows, the Company has incurred negative cash flows from operating activities of $557,144 from inception (March 19, 1999) (unaudited).  Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

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

Liquidity

As reflected in our December 31, 2002 balance sheet, we have minimal cash on hand.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company had a negative working capital of approximately $935,635 at December 31, 2002.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. Monthly operating expenses including rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $10,000.  When we listed on the OTC bulletin board, the number of our employees increased to four with the addition of a Vice President of Legal Affairs as well as an administrative person. Once this happened, executive and management salaries are estimated to be approximately $20,000 per month. We have several options to fund the above monthly expenditures: In our contract with the pulp and paper manufacturers, we are requiring a deposit with the signing of the contract of approximately one months revenue. In the case of the J Ford Ltee project, that equates to approximately $83,000 US. These deposits will then contribute to the satisfying our overall monthly expenditures. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In October 2002, the Company increased its authorized shares from 55,000,000 to 125,000,000.

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

         /S/ Jean Gagnon

By: ______________________

       Jean Gagnon, Vice - President

February 19, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Benoit Dufresne, certify that:

1.  I have reviewed this revised quarterly report on Form 10-QSB of Biomasse International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this  quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this  annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  quarterly report is being prepared;

     b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this  quarterly report (the “Evaluation Date”); and

     c)

presented in this  quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.  I have indicated in this  quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Benoit Dufresne

Benoit Dufresne

Director,Chairman, President

Date: February 19, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jean Gagnon, certify that:

1.  I have reviewed this  quarterly report on Form 10-QSB of Biomasse International, Inc.;

2.  Based on my knowledge, this  quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this  annual report;

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

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  quarterly report is being prepared;

     b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this  quarterly report (the “Evaluation Date”); and

     c)

presented in this  quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.  I have indicated in this  quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Jean Gagnon

Jean Gagnon

Director, VP- Finance

Date: February 19, 2003

10