Form 10QSB
period 2003-03-31
BIOMASSE INTERNATIONAL INC
filed 2003-06-11
CIK 1083146

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

YES [X]    NO [ ]

As of March 31, 2003 the Registrant had 87,333,793 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

Index to Form 10-QSB

For the Quarter ended March 31, 2003

PAGE

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of March 31, 2003 (unaudited)

   3

     Statement of Operations for the three months ended

   4

     March 31, 2003 and 2002, the six months ended March 31, 2003 and 2002 and from inception (March 19, 1999)

     through March 31, 2003 (unaudited)

     Statement of Cash Flows for the six months ended

   5

     March 31, 2003 and 2002 and from inception (March 19, 1999)

     through March 31, 2003 (unaudited)

     Notes to the Financial Statements for the six months

   6

     ended March 31, 2003 (unaudited)

Item 2.  Plan of Operations

   7

Item 3.  Controls and Procedures

   8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  8

Item 2.  Changes in Securities

  8

Item 3.  Defaults Upon Senior Securities

  8

Item 4.  Submission of Matters to a Vote of Security Holders

  8

Item 5.  Other Information

  8

Item 6.  Exhibits and Reports on Form 8-K

  8

Signatures

  9

Certifications

  10

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

BIOMASSE INTERNATIONAL, INC. (A COMPANY IN THE DEVELOPMENT STAGE) BALANCE SHEET (UNAUDITED)
Assets

March 31,
2003
Current Assets
Cash and cash equivalents	$ 755
Receivables, net	29,311
Other current assets	1,161
Total current assets	31,228
Property and equipment, net	17,590
Prepaid equipment costs	472,614
Intangibles, net	23,528
Other assets	204
Total assets	$ 545,164

Liabilities and Shareholder's Equity

Current Liabilities
Bank overdraft	$ 4,911
Accounts payable and accrued expenses	607,500
Accrued salaries and payroll related benefits	86,535
Deferred Revenue	129,076
Other current liabilities	68,158
Total current liabilities	896,180

Convertible debenture	250,000

Shareholder's Equity
Common Stock, class A, $1.00 par value; authorized	-
5,000,000 shares; issued and outstanding 0 in 2002
Common Stock, class B, $.001 par value; authorized	87,334
125,000,000 shares; issued and outstanding 87,333,793
Paid in Capital	1,597,134
Deficit accumulated during the development stage	(2,239,591)
Accumulated other comprehensive income/(loss)	(45,893)
Total Shareholder's Equity	(601,016)
Total liabilities and shareholder's equity	$ 545,164

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002 FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2003
					Inception
					(March 19, 1999)
	Three months ended March 31,		Six months ended March 31,		through
	2003	2002	2003	2002	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$ 1,821	$ -	$ 1,821	$ 9,409	$ 71,771
Cost of Revenues:	-	-	-	-	60,535
Gross Profit	1,821	-	1,821	9,409	11,236

Operating Expenses:
Travel	2,428	4,389	2,428	11,286	87,303
Professional fees	27,080	5,320	29,580	7,341	233,562
Consulting fees	157,784	104,858	206,889	123,929	893,221
Salaries and payroll related benefits	-	59,693	13,957	117,786	382,644
Rent	-	2,497	1,858	6,497	42,769
Depreciation	404	1,379	2,514	2,703	10,003
Amortization	5,500	5,500	11,000	11,000	86,472
Selling, general and administrative expenses	20,574	35,648	24,417	132,256	314,945
	213,770	219,284	292,643	412,799	2,050,919

Operating Loss	(211,949)	(219,284)	(290,823)	(403,390)	(2,039,683)

Other Income/(Expense)
Interest Income - (principally related party)	-		-	6	872
Interest Expense	(651)	(220)	(651)	(417)	(1,838)
Foreign exchange	-		-		1,059
Loss on impairment of asset	-		-		(200,000)
Total Other Income	(651)	(220)	(651)	(411)	(199,906)

Net Loss	(212,602)	(219,504)	(291,475)	(403,801)	(2,239,591)

Basic weighted average common shares outstanding	87,333,793	16,544,945	73,214,061	16,408,215

Basic Loss per common share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002 FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2003
			Inception
			(March 19, 1999)
	Six months ended March 31,		through
	2003	2002	March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (291,475)	$ (403,801)	$ (2,239,590)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	13,514	13,703	96,476
Loss on abandonment of property	-	-	1,187
Rent expense offset to paid in capital	-	-	5,000
Issuance of shares for consulting services	191,337	63,562	531,592
Issuance of warrants for advisory services	-	-	10,000
Issuance of options for professional services	-	-	6,000
Loss on impairment of asset	-	-	200,000
Changes in Operating assets and liabilities:
Receivables	44,676	(37,182)	(29,311)
Other Current Assets	11,743	(6,575)	(1,161)
Prepaid equipment costs	-	-	(472,614)
Other Assets	3,230	3	(204)
Accounts Payable and Accrued Liabilities	30,979	369,649	1,339,484
Net cash provided by/(used in) operating activities	4,004	(641)	(553,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,563)	2,570	(30,675)
Net cash provided by/(used in) investing activities	(3,563)	2,570	(30,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Notes payable, principally related parties	-	-	56,566
Proceeds from convertible debenture	-		250,000
Purchase of treasury stock	-	(3,136)	(4,500)
Exercise of warrants	-	-	1,325
Sales of common stock	-	-	281,177
Net cash provided by/(used in) financing activities	-	(3,136)	584,569

Net increase (decrease) in cash and cash equivalents	441	(1,207)	755
Cash and cash equivalents, beginning of period	314	1,350	-
Cash and cash equivalents, end of period	$ 755	$ 143	$ 755

Supplemental Schedule of noncash investing and financing activities:
Issued 588,000 shares of common stock for
license rights from affiliate (recorded at predecessor basis)			110,000

Issued 306,000 shares of common stock for
equipment from affiliate (recorded at predecessor basis)			200,000

Issuance of 56,565 shares of common stock
in settlement of note payable (related party)			56,566

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 2003 AND 2002

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

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $291,475 for the six months ended March 31, 2003 (unaudited) as well as reporting net losses of $2,239,591 from inception (March 19, 1999) to March 31, 2003 (unaudited).  As reported on the statement of cash flows, the Company has incurred negative cash flows from operating activities of $553,140 from inception (March 19, 1999) (unaudited).  Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

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

We signed our first agreement on April 12, 2002 with J. Ford Ltee., a pulp and paper manufacturer in Quebec, Canada. This agreement is for five years with a revenue stream of approximately $1 million US per year to Biomasse. The equipment for this project is in the construction phase and we anticipated the project to begin generating revenue by December 2002.   Due to financing difficulties we experienced with this project, the installation has yet to take place and tentatively is scheduled to begin in the later part of the second calendar quarter of 2003, which postpones our revenue generation to October 2003 from this project.

We intend to concentrate initially on the North American pulp and paper companies. During the past year we identified several potential customers.  We completed the profitability and feasibility studies for these installation and based upon the study's very positive conclusions, we believe we are close to finalizing a ten-year contract for the sale of steam utilizing our process with one of these organizations in the near future. Once this contract is finalized, a nine to twelve month installation process will ensue. We do not expect to generate any substantial revenue until the installation is completed and the system has been tested and is operational. Our studies indicate that the cost of equipment and installation for a plant suitable approximately $9,200,000.

Liquidity

As reflected in our March 31, 2003 balance sheet, we have minimal cash on hand.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company had a negative working capital of approximately $864,952 at March 31, 2003.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. Monthly operating expenses including rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $10,000.  When we listed on the OTC bulletin board, the number of our employees increased to four with the addition of a Vice President of Legal Affairs as well as an administrative person.  Once this happened, executive and management salaries are estimated to be approximately $20,000 per month.  We have several options to fund the above monthly expenditures:  In our contract with the pulp and paper manufacturers, we are requiring a deposit with the signing of the contract of approximately one months revenue.  In the case of the J Ford Ltee project, that equates to approximately $83,000 US.  These deposits will then contribute to the satisfying our overall monthly expenditures. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In October 2002, the Company increased its authorized shares from 55,000,000 to 125,000,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:    99.1 and 99.2  Certification, dated June 10, 2003, of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the period ended March 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOMASSE INTERNATIONAL, INC.

/s Abdel Jabbar Abouelouafa

________________________________________________

Chief Executive Officer

Date: June 10, 2003

/s/ Yves C. Renaud

________________________________________________

Yves C. Renaud, Chief Financial Officer

June 10, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Abdel Jabbar Abouelouafa, certify that:

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

/s Abdel Jabbar Abouelouafa

________________________________________________

Chief Executive Officer

Date: June 10, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Yves C. Renaud, certify that:

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

/s/ Yves C. Renaud

________________________________________________

Yves C. Renaud, Chief Financial Officer

Date: June 10, 2003

11