Form 10QSB
period 2003-06-30
BIOMASSE INTERNATIONAL INC
filed 2003-08-20
CIK 1083146

OMB APPROVAL

OMB Number: 3235-0416

Expires: February 28, 2006

Estimated average burden

hours per response    32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2003

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

Commission file number 000-32663

BIMS RENEWABLE ENERGY, INC.

(exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of

incorporation or organization)

65-0909206

(IRS Employer Identification No.)

38-10, Place du Commerce, Suite 230, Montreal, Quebec, Canada, H3E 1T8

(Address of principal executive offices)

(514) 578-1722

(Registrant’s telephone number)

Biomasse International, Inc.

4720, Boulevard Royal, Suite 103, Trois-Rivieres-Ouest, Quebec, Canada G9A 4N1

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2003 the Registrant had 87,333,793 shares of its Common Stock outstanding

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

BIMS RENEWABLE ENERGY, INC.

FORM 10-QSB

For the Quarter ended June 30, 2003

Contents

Page

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as of June 30, 2003 (unaudited)

   3

     Statement of Operations for the three and nine months ended

   4

     June 30, 2003 and 2002 and from inception (March 19, 1999)

     through June 30, 2003 (unaudited)

     Statement of Cash Flows for the nine months ended

   5

     June 30, 2003 and 2002 and from inception (March 19, 1999)

     through June 30, 2003 (unaudited)

     Notes to the Financial Statements for the nine months

   6

     ended June 30, 2003 (unaudited)

Item 2.  Plan of Operations

   7

Item 3.  Controls and Procedures

  8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  9

Item 2.  Changes in Securities

  9

Item 3.  Defaults Upon Senior Securities

  9

Item 4.  Submission of Matters to a Vote of Security Holders

  9

Item 5.  Other Information

  9

Item 6.  Exhibits and Reports on Form 8-K

  9

Signature Page

10

Index to Exhibits

11

BIMS RENEWABLE ENERGY, INC.

FORM 10-QSB

For the Quarter ended June 30, 2003

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) BALANCE SHEET (UNAUDITED)
Assets
June 30, 2003

Current Assets
Cash and cash equivalents	$ 18,679
Receivables, net	37,910
Other current assets	-
Total current assets	56,589
Property and equipment, net	17,590
Prepaid equipment costs	472,614
Intangibles, net	18,028
Other assets	223
Total assets	$ 565,044

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued expenses	653,048
Accrued salaries and payroll related benefits	113,811
Deferred Revenue	141,002
Other current liabilities	134,550
Total current liabilities	1,042,411

Convertible debenture	250,000

Shareholder's Equity
Common Stock, class A, $1.00 par value; authorized	-
5,000,000 shares; zero issued and outstanding
Common Stock, class B, $.001 par value; authorized	87,334
125,000,000 shares; issued and outstanding 87,333,793
Paid in Capital	1,597,134
Deficit accumulated during the development stage	(2,262,849)
Accumulated other comprehensive income/(loss)	(148,985)
Total Shareholder's Equity	(727,367)
Total liabilities and shareholder's equity	$ 565,044

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2003

					Inception
					(March 19, 1999)
	Three months ended June 30,		Nine months ended June 30,		through
	2003	2002	2003	2002	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:	$ -	$ 4,765	$ 1,821	$ 14,174	$ 71,771
Cost of Revenues:	-	1,811	-	1,811	60,535
Gross Profit	-	2,954	1,821	12,363	11,236

Operating Expenses:
Travel	2,658	5,307	5,086	16,593	89,961
Professional fees	1,456	31,364	31,036	38,705	235,018
Consulting fees	6,291	227,960	213,180	351,889	899,512
Salaries and payroll related benefits	-	104,430	14,406	222,216	383,093
Rent	-	2,726	1,919	9,223	42,831
Depreciation	-	1,464	2,595	4,167	10,084
Amortization	5,500	5,500	16,500	16,500	91,972
Selling, general and administrative expenses	7,353	23,263	31,243	155,520	321,772
	23,259	402,013	315,966	814,813	2,074,242

Operating Loss	(23,259)	(399,060)	(314,146)	(802,450)	(2,063,006)
Other Income/(Expense)
Interest Income - (principally related party)	-	42	-	48	872
Interest Expense	-	(189)	(588)	(605)	(1,774)
Foreign exchange	-		-		1,059
Loss on impairment of asset	-		-		(200,000)
Total Other Income	-	(146)	(588)	(557)	(199,843)
Net Loss	$ (23,259)	$ (399,206)	$ (314,734)	$ (803,007)	$ (2,262,849)

Basic weighted average common shares outstanding	87,333,793	16,560,263	80,133,401	16,457,987

Basic Loss per common share	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.05)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002 FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2003
			Inception
			(March 19, 1999)
	Nine months ended June 30,		through
	2003	2002	June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (314,734)	$ (803,007)	$ (2,262,849)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	19,095	2,167	102,057
Loss on abandonment of property	-	-	1,187
Rent expense offset to paid in capital	-	-	5,000
Issuance of shares for consulting services	191,337	-	531,592
Issuance of warrants for advisory services	-	-	10,000
Issuance of options for professional services	-	239,257	6,000
Loss on impairment of asset	-	-	200,000
Changes in Operating assets and liabilities:
Receivables	36,077	(41,166)	(37,910)
Other Current Assets	12,904	(21,217)	-
Prepaid equipment costs	-	-	(472,614)
Other Assets	3,211	(200)	(223)
Accounts Payable and Accrued Liabilities	74,120	618,252	1,382,625
Net cash provided by/(used in) operating activities	22,009	(5,914)	(535,135)
CASH FLOWS FROM INVESTING ACTIVITIES:
Prepaid equipment costs	-	(241,646)	-
Purchase of property and equipment	(3,644)	-	(30,756)
Net cash provided by/(used in) investing activities	(3,644)	(241,646)	(30,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Notes payable, principally related parties	-	-	56,566
Proceeds from convertible debenture	-	250,000	250,000
Purchase of treasury stock	-	(3,333)	(4,500)
Exercise of warrants	-	-	1,325
Sales of common stock	-	-	281,177
Net cash provided by/(used in) financing activities	-	246,667	584,569
Net increase (decrease) in cash and cash equivalents	18,365	(893)	18,678
Cash and cash equivalents, beginning of period	314	1,350	-
Cash and cash equivalents, end of period	$ 18,679	$ 457	$ 18,678

Supplemental Schedule of noncash investing and financing activities:

Issued 588,000 shares of common stock for license			110,000
rights from affiliate (recorded at predecessor basis)
Issued 306,000 shares of common stock for Equipment			200,000
from affiliate (recorded at predecessor basis)
Issuance of 56,565 shares of common stock			56,566
in settlement of note payable (related party)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2003

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

     These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in BIMS Renewable Energy, Inc.’s form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 3 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The company reported a net loss of $314,146 for the nine months ended June 30, 2003 (unaudited) as well as reporting net losses of $2,262,849 from inception (March 19, 1999) to June 30, 2003 (unaudited).  As reported on the statement of cash flows, the Company has incurred negative cash flows from operating activities of $535,135 from inception (March 19, 1999) (unaudited).  Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

BIMS RENEWABLE ENERGY, INC.

FORM 10-QSB

For the Quarter ended June 30, 2003

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

We signed our first agreement on April 12, 2002 with J. Ford Ltee., a pulp and paper manufacturer in Quebec, Canada. This agreement is for five years with a revenue stream of approximately $1 million US per year to Biomasse. The equipment for this projuect is in the construction phase and we anticipated the project to begin generating revenue by December 2002.   Due to financing difficulties we experienced with this project, the installation has yet to take place and was scheduled to begin in the later part of the second calendar quarter of 2003.  The installation has yet to commence at June 30, 2003, which postpones our revenue generation into 2004 from this project.

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

BIMS RENEWABLE ENERGY, INC.

FORM 10-QSB

For the Quarter ended June 30, 2003

Liquidity

As reflected in our June 30, 2003 balance sheet, we have $18,679 on hand.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company had a negative working capital of approximately $985,822 at June 30, 2003.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. Monthly operating expenses including rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $10,000.  When we listed on the OTC bulletin board, the number of our employees increased to four with the addition of a Vice President of Legal Affairs as well as an administrative person. Once this happened, executive and management salaries are estimated to be approximately $20,000 per month. We have several options to fund the above monthly expenditures: In our contract with the pulp and paper manufacturers, we are requiring a deposit with the signing of the contract of approximately one months revenue. In the case of the J Ford Ltee project, that equates to approximately $83,000 US. These deposits will then contribute to the satisfying our overall monthly expenditures. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

ITEM 3.

Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president and principle financial officer believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

BIMS RENEWABLE ENERGY, INC.

FORM 10-QSB

For the Quarter ended June 30, 2003

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Abouelouafa

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Renaud

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Abouelouafa

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Renaud

 (b) Reports on Form 8K. – The company filed no Forms 8K during the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIMS Renewable Energy, Inc.

/s/ Abdel Jabbar Abouelouafa

________________________________________________

Chief Executive Officer

/s/Yves Renaud

Yves Renaud - Director and Chief Financial Officer

Date:  August 19, 2003

INDEX TO EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Abouelouafa

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Renaud

Exhibit 32.1 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Abouelouafa

Exhibit 32.2 – Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Renaud