Form 10KSB
period 2003-09-30
BIOMASSE INTERNATIONAL INC
filed 2004-01-20
CIK 1083146

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2005 Estimated average burden hours per response: 294

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

       For the fiscal year ended September 30, 2003

[  ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act

Commission file number 000-32663

BIMS RENEWABLE ENERGY INC.

( FORMELY BIOMASSE INTERNATIONAL, INC.)

(exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of

incorporation or organization)

65-0909206

(IRS Employer Identification No.)

14 Place du Commerce, Suite 388, Montréal, Quebec, Canada H3E 1T5

(Address of principal executive offices)

(514) 362-8188

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Reference Number Market of shares % Value

Affiliates

21,480,563

81,969

8,914,434

Non affiliates

   4,725,000

18,031

1,960,875

Total

26,205,563

100,000

10,875,309

Note: Market Value Price used is 0,415 $US

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 16, 2004 the Registrant had 26,205,563 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format: YES [ ] NO [X]

PART I

ITEM 1. BUSINESS

(a) Business Development

Bims Renewable Energy inc. (the "Company" or “Bims”), a Florida corporation, was organized on March 19, 1999. The Company has not been involved with any bankruptcy, receivership or similar proceedings. The Company has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets that is not in the ordinary course of business.

(b) Business of Issuer

The main business goal of Bims is to provide industries the most practical, economical and efficient way of giving enhanced value to the waste sludge (and other solid residues) generated by their wastewater treatment systems, and generate low cost energy.

We have acquired and improved a waste-to-energy process originally developed by Marc Dufresne (1978) Inc., of Trois-Rivieres, Quebec. This process is capable of processing waste sludge and wood residues in an efficient and environmentally-friendly way into steam. This innovative process integrates state-of-the-art technologies that combine fuel conditioning, efficient combustion, steam generation and flue gas treatment. The steam generated by this process can be used to generate electrical power or heat.

We believe that the North American industries are facing many challenges caused by an increasingly competitive world market. It is generally accepted that globally, the industries are now in a restructuring phase to reduce its costs of operations. Production of steam and power from waste sludge and other residues and minimal use of landfill is one of the solutions for the reduction of operating costs in the industries.

We are aware that some sludge is currently being buried, and this practice constitutes a method of disposal that has a major impact on the environment. As is generally known, landfill consumes valuable space, may lead to long-term leaching problems, and wastes the potential value of these residues. Due to the severe regulations covering the burial of these wastes, their disposal has become increasingly costly. New regulations in Quebec, in Canada and in the USA stipulate that landfill sites must be impermeable and that the lixivium, or liquid effluent, must be collected and treated to prevent water contamination and soil/ground water table contamination.

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

Waste sludge contains an important fraction of organic matter that has an attractive energy recovery potential. Our research shows that energy production from organically rich industrial wastes, such as paper mills sludge and used automobile tires, is now considered by a majority of industrialized countries as an intrinsic aspect of a responsible care policy. This disposal approach involves several strategic advantages. This approach reduces the volume of residues to be buried by at least 90%. The production of energy using these wastes leads to significant economies in terms of traditional non-renewable fossil fuels, also providing a net reduction of the emission rates of gases believed responsible for the greenhouse effect.

For example, pulp and paper mills' conventional combustion systems are either not well- suited or are simply inadequate for sludge combustion. For this reason the combustion of sludge in conventional systems often lead to:

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

Our Company offers our process to potential customers in a progressive strategic sequence. This sequence first begins with an evaluation of the feasibility and profitability of a Waste-to-energy project for both parties. As a marketing tool, we will provide this evaluation at no cost where we believe the possibility exists for us to introduce our process.

Additionally, in the medium term, we plan to modify and adapt our process to new applications such as power generation from the organic fraction of the municipal solid wastes.

Technical challenges facing the North American industries are centered on using recycled materials cost-effectively, meeting environmental regulations, and reducing energy and operation costs. Other pressures include the diminishing amount of land available for tree farms and landfill, and a lack of capital for carrying out long-term research and development projects.

As the dynamics of the industries have been changing, for example, the North American pulp and paper industry began facing several challenges. Below are the main threats the North American industry faces today:

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

1.Low production costs: The four main elements of production costs that have to be optimized are:

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

The solid waste management and disposal practices by the U.S. Industry was studied in 1992 by the National Council of the Paper Industry for Air and Stream Improvement, Inc., as reported in their Technical Bulletin 641. The total amount of solid wastes generated by the American pulp and paper industry in 1989 alone was estimated in this study to be 12.3 millions dry metric tons. The total amount of sludge generated in the same year was estimated to be 4.2 million dry metric tons. Sludge consists of fibers, organic matter, ash, inert matter and moisture. When the amount of sludge generated is expressed on a dry basis, the moisture content is excluded. For example, a mill that produces 50,000 dry metric tons per year of sludge having 70% moisture content generates 166,667 metric tons per year of humid or wet sludge. In 1989, the amount of sludge being use as landfill or lagooned accounted for approximately 70% of the total, while burning for energy accounted for approximately 21%. This shows a growing trend to energy conversion that almost doubled during the previous ten years. In 1979, the amount of sludge being used as landfill or lagooned accounted for 86% of the total, while burning for energy accounted for 11%. The considerable amount of sludge being carted to landfills every day represents an important amount of fuel for our process.  The overall average total disposal costs for mills using landfill sites constructed since 1985 was $9.80 per cubic yard or $20.84 per wet metric ton, compared to an average for all sites, regardless of age, of $6.40 dollars per cubic yard or $13.61 per wet metric ton. This data represents current total landfill disposal costs consisting of capital plus operating costs. Estimated costs for disposal of solid wastes in new as yet un-constructed landfill sites were reported in this study to be approximately $15 per cubic yard or $31.90 per wet metric ton. Consequently, the 1989 annual total direct costs of sludge used as landfill in the U.S. is estimated to have been more than $146 million for the pulp and paper industry alone. This estimate is based on an average sludge humidity of 72.6%, and an average cost of landfill of $13.61 per wet metric ton. The process offered by Bims enables the pulp and paper mills to avoid most of these sludge disposal costs.

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

Solid residues

Generation rates

%

(thousands metric tons/year)

=========================================================================================================

Sludge

Fraction of total sludge generation:

1704

23%

Primary sludge:

42%

Secondary sludge:

26%

Deinkink sludge:

12%

Combined sludge:

18%

Intake sludge:

  2%

Wood and bark

4354

60%

Inorganics

873

12%

Miscellaneous

 375

  5%

TOTAL:

7306

100%

=========================================================================================================

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

•

electricity to operate our process;

•

operating control room;

•

condensation processing and pumping; and

•

existing buildings to install our equipment

Our process was externally evaluated by known experts of the chemical engineering department of the Ecole Polytechnique de Montreal (Engineering School of the Montreal University) and their findings were published by Guy and Legros in June 1997 in the University Journal. This scientific evaluation of our process validated the principles of its technology.

The product that we sell is steam and/or a combination of steam and electricity, if the project integrates a cogeneration system. We do not intend to sell the production system that generates the end product. We plan merely to sell the output: steam and electricity. Our plan is to bill our customers based on the volume of steam generated. We will also charge a transport fee for the sludge admitted to the process. We will not charge for the installation, operation and maintenance of the system. The pricing is set on the basis of 1,000 lbs of steam produced and the amount of produced and delivered power (kWh), and will be dependent on the each mill's guarantee to buy a minimum amount of steam (and kWh) from us, and provide a minimum constant mass flow of waste sludge and wood residues, if available. The price of the steam is also based on the confirmed investment, installation, operating and maintenance costs, financing costs of the project to us, as well as the number of components and utilities provided to us by the pulp and paper mill. Due to union regulations, we will be unable to have our employees operate the system. As a result, the mill will provide the personnel to operate the system. We will train the operator(s) as part of our service, but the mill will be completely responsible for paying the salary and benefits of the operator(s). However, these expenses will be charged back to us and are calculated and incorporated into our pricing model. We will remain the owner of the process and contractually sell the steam over a period of time, selected by us to achieve a return on our investment with a reasonable built in profit. The pulp and paper mill can capitalize its gains at the end of the contract.

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

Employees

We currently have six full time employees, two of whom are senior management. One is engaged in financial activities, and one is in charge sales and marketing activities. Additional financing permitting, we intend to hire up to three additional employees. None of our employees are represented by a labor union. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

The Company maintains its corporate offices at 14 Place du Commerce, Suite 388, Montréal, Quebec, Canada where we have approximately 3,000 square feet at an annual rental of US $21,200 plus utilities and applicable taxes. In December 2003, the Company signed a lease for five years expiring September 30, 2008.

ITEM 3. LEGAL PROCEEDINGS

Convertible Debenture

The Company entered into an agreement to secure financing whereby the Company  received $250,000 US at the signing of a 12% secured convertible debenture.  The debenture was convertible into common stock at a conversion price of the lesser of $.225 or the average of the lowest 3 inter-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.  The debenture holder would also receive for each $1.00 of debenture investment, warrants to purchase 3 shares of the Company’s common stock.  The warrant term was for three years.  The exercise price of the warrant is the lessor of $0.107, subject to adjustment under certain antidilution provisions, and the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of exercise.  The debenture holder filed suit against the Company for non compliance with the terms of the agreement and on June 04, 2003 received a default judgement against the Company totaling $454,729.12 which included $13,057 of legal fees.  At September 30, 2003 the Company has been in negotiations with the debenture holder to settle this matter without any further legal proceedings. In November 2003, the Company have signed a forebearance agreement for the repayment of the debt.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET PRICE OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company’s common shares commenced quotation on the NASD Bulletin Board June 21, 2001 and continue to be quoted under the ticker symbol BIMR.

Quarter ended

High

Low

September 30, 2003

3.30

0.66

June 30, 2003

2.40

0.66

March 31, 2003

2.40

0.60

December 31, 2002

1.80

0.66

September 30, 2002

0.13

0.02

June 30, 2002

0.29

0.05

March 31, 2002

0.21

0.90

December 31, 2001

1.35

0.85

September 30, 2001

1.55

1.01

June 30, 2001(1)

0.87

1.25

March 31, 2001

N/A

N/A

December 31, 2000

N/A

N/A

(1) from June 21, when quotation commenced.

Note: On August 1, 2003, the Company made a reverse split at 60:1; The last four quarters have been calculated at the price considering the reverse split effect for better comparison.

(b)  Holders: As of September 30, 2003, the Registrant had 22,455,563 shares of its Common Stock outstanding, held by approximately 100 shareholders. Of the 22,455,563 shares of common stock outstanding, 22,007,458 are currently subject to the resale restrictions and limitations of Rule 144. In general, under Rule 144 as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate, or persons whose shares are aggregated with affiliates, who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed 1% of the total number of outstanding shares of the same class. In the event the shares are sold on an exchange or are reported on the automated quotation system of a registered securities association, you could sell during any three-month period the greater of such 1% amount or the average weekly trading volume as reported for the four calendar weeks preceding the date on which notice of your sale is filed with the SEC. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who has not been an affiliate for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

As at September 30, 2003, the Company had 61,050 warrants issued and outstanding. Each Warrant entitles the holder to purchase one Share of restricted Common Stock at an exercise price of $1.10, subject to adjustment, until January 31, 2004. For the shares underlying these warrants, 1,993 have no registration rights, and for 59,057 warrants, the underlying common shares were registered through an SB-2 registration statement dated April 11, 2001.

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

ITEM 6.  MAGEMENT ‘S DISCUSSION AND ANALYSIS

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

Our main business purpose is to provide industries with the most practical, economical and efficient way of disposing of the sludge they produce as a by-product of their operations. Our proprietary technology also allows us to give enhanced value to the waste sludge and other residues generated by their wastewater treatment systems. We own a process to convert, by combustion, in an environmentally safe manner, the waste residue produced into steam. We intend to profit by charging for the disposal of sludge by converting it to steam, which will be less than they are currently paying for shipping and storage of waste sludge. As an added benefit, it can, in turn, use the steam as energy thereby creating a low cost, clean energy source.

We have signed an agreement with EcoloMondo inc., of Contrecoeur, Quebec, for the purchase of all their assets.

We are currently in the financing phase for this acquisition, and the final agreement should be signed in June, 2004.

We have signed an agreement for a private investment in the amount of $10,000,000 US. This agreement should be finalised before June, 2004.

Liquidity

As reflected in our September 30, 2003 balance sheet, we have $191,000  cash on hand.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company had a negative working capital of approximately $1548,068 at September 30, 2003.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. Monthly operating expenses including rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $150,000.  The number of employees is two with the addition of a new President and a vice-president.  Executive and management salaries are estimated to be approximately $34,000 per month. We have several options to fund the above monthly expenditures: In our contract with EcoloMondo inc., we will be able to finance all our expenditures from the first month of operation. From the financing of $10,000,000 US. , we will have an amount of $2,000,000 US for our working capital. Additional capital and/or borrowings will be available from the purchase of assets.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

ITEM 7.  FINANCIAL STATEMENTS

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED SEPTEMBER 30, 2003

          INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

BIMS Renewable Energy, Inc.

I have audited the accompanying balance sheets of BIMS Renewable Energy, Inc. as of September 30, 2003 and 2002 and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the years ended and from inception (March 19, 1999) through September 30, 2003.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards generally accepted in the United States.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIMS Renewable Energy, Inc. at September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and from inception (March 19, 1999) through September 30, 2003, in conformity with generally accepted accounting principles standards generally accepted in the United States..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has experienced an operating loss for the fiscal years ended September 30, 2003 and 2002 as well as from inception (March 19, 1999) through September 30, 2003.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mark Cohen

Mark Cohen C.P.A.

A Sole Proprietor Firm

Hollywood, Florida

December 31, 2003

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

BALANCE SHEET

Assets
	September 30,
	2003	2002

Current Assets
Cash and cash equivalents	$ 191,603	$ 314
Receivables	27,200	73,987
Other current assets	80,000	12,904

Total current assets	298,802	87,205
Property and equipment, net	53,151	16,541
Prepaid equipment costs	-	472,614
Intangibles, net	-	34,528
Other assets	924	3,434

Total assets	352,878	614,323

Liabilities and Shareholder's Equity

Current Liabilities
Bank overdraft	-	10,400
Accounts payable and accrued expenses	195,005	567,020
Accrued salaries and payroll related benefits	518,724	195,399
Customer deposits	29,542	125,082
Loan payable	25,849	24,161
Short term borrowing - related party	584,013	-
Legal judgement liability	454,729	-
Other current liabilities	39,007	29,515

Total current liabilities	1,846,870	951,577

Convertible debenture	-	250,000

Shareholder's Equity
Common Stock, class A, $1.00 par value; authorized	-	-
5,000,000 shares; issued and outstanding 0 in 2003
and 2002
Common Stock, class B, $.001 par value; authorized in 2002 -	22,456	55,000
55,000,000 shares; issued and outstanding 55,000,000
authorized in 2003 - 125,000,000; issued and outstanding
22,455,563
Paid in Capital	3,762,015	1,315,702
Deficit accumulated during the development stage	(5,195,528)	(1,948,115)
Accumulated other comprehensive income/(loss)
Foreign currency translation	(82,934)	(9,841)

Total Shareholder's Equity	(1,493,992)	(587,254)

Total liabilities and shareholder's equity	$ 352,878	$ 614,323

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF OPERATIONS

FOR THE TWELVEMONTHS ENDED SEPTEMBER 30, 2003 AND 2002

FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2003

			Inception (March 19, 1999) September 30, 2003

	Twelve months ended September 30,
	2003	2002

Revenues:	$ 1,915	$ 15,284	$ 71,866

Cost of Revenues:	-	1,811	60,535

Gross Profit	1,915	13,473	11,331

Operating Expenses:
Travel	6,451	25,272	91,326
Professional fees	91,225	84,036	295,207
Consulting fees	439,852	496,198	1,126,184
Salaries and payroll related benefits	2,418,822	292,159	2,787,509
Rent	11,312	12,288	52,223
Depreciation	6,747	5,565	14,237
Amortization	22,000	22,000	97,472
Loss on write off on impaired intangible	12,528		12,528
Loss on impairment of asset	-	-	200,000
Selling, general and administrative expenses	45,367	182,177	335,895

	3,054,304	1,119,694	5,012,580

Operating Loss	(3,052,389)	(1,106,221)	(5,001,250)

Other Income/(Expense)

Interest Income - (principally related party)	-	48	872
Interest Expense	(195,024)	(860)	(196,210)
Foreign exchange	-		1,059
Total Other Income	(195,024)	(812)	(194,279)

Net Loss	(3,247,413)	(1,107,033)	(5,195,528)

Basic weighted average common shares outstanding	1,397,236	21,681,391

Basic and diluted income(loss) per common share	$ (2.18)	$ (0.05)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF SHAREHOLDERS' EQUITY

FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2003

												Accumulated		Accumulated
									Treasury Shares		Share	Deficit during		Other	Total
		Common Class A			Common Class B			- Class B		Paid in	Subscription	Development		Comprehensive	Shareholder's
	Shares		Amount	Shares		Amount	Shares		Amount	Capital	Receivable	Stage		income/(lloss)	Equity
Balance, beginning: March 19, 1999	-		$ -	-		$ -	-		$ -	$ -	$ -	$ -		$ -	$ -
April 01, 1999 sale of Class B common stock				17,684,723		17,685				-		-			17,685
April 01, 1999 contract settlement - BBT Consulting Group, Inc.				500,000		500				-		-			500
April 01, 1999 non cash advisory services										10,000		(10,000)			-
April 26, 1999
Issuance of stock to Marc Dufresne (1978) Inc.
for license rights				588,000		588				587,412		-			588,000
Dividend to affiliate - Marc Dufresne (1978) Inc.										(478,000)					(478,000)
for license rights
July 07, 1999
Issuance of stock to Marc Dufresne (1978) Inc.
for equipment				306,000		306				305,694		-			306,000
Dividend to affiliate - Marc Dufresne (1978) Inc.										(106,000)					(106,000)
for equipment
September 30, 1999 sale of Class B common stock				56,500		57				56,444		-			56,500
through circular offering
Net loss year ended September 30, 1999												(81,101)			(81,101)
Balance: September 30, 1999	-		-	19,135,223		19,135	-		-	375,550	-	(91,101)		-	303,584
November 29, 1999
Repurchased treasury shares from Marc Dufresne (1978) Inc.							(4,500,000)		(4,500)						(4,500)
Proceeds from the sale of Class B through circular offering							3,000		3	2,997					3,000
Issuance of stock to Marc Dufresne (1978) Inc. for							56,565		57	56,509					56,566
settlement of note payable
Sale of Class B common through circular offering							70,400		70	70,330					70,400
September 30, 2000 subscription of Class B common							400,000		400	399,600	(390,000)				10,000
through circular offering
September 30, 2000 office rent applied to paid in capital										500					500
Net loss for the twelve month period ended September 30, 2000												(203,161)			(203,161)
Balance, ending: September 30, 2000	-		-	19,135,223		19,135	(3,970,035)		(3,970)	905,485	(390,000)	(294,262)		-	236,388
Office rent applied to paid in capital										4,500					4,500
Receipts for share subscription receivable											3,500				3,500
Cancellation of share subscription							(386,500)		(387)	(386,114)	386,500				-
Exercise of warrants							1,325,000		1,325						1,325
Issuance of options for professional services										6,000					6,000
Sale of Class B common through circular offering							119,592		120	119,472					119,592
Net loss for the twelve month period ended September 30, 2001												(546,821)			(546,821)
Balance, ending: September 30, 2001	-		-	19,135,223		19,135	(2,911,943)		(2,912)	649,344	-	(841,082)		-	(175,514)
Repurchase of shares							(3,335)		(3)	(3,330)					(3,333)
Issuance of shares for consulting services				18,789,722		18,790	2,915,278		2,915	318,550					340,255
Issuance of shares for settlement of liabilities				17,075,055		17,075				351,137					368,212
Foreign currency translation														(9,841)	(9,841)
Net loss for the twelve month period ended September 30, 2002												(1,107,033)			(1,107,033)
Balance, ending: September 30, 2002	-		-	55,000,000		55,000	-		-	1,315,702	-	(1,948,115)		(9,841)	(587,254)
Issuance of shares for settlement of liabilities				5,000,000		5,000				117,429					122,429
Issuance of shares for consulting services				27,333,793		27,334				164,003					191,337
Reverse split - 1 for 60				(85,878,230)		(85,878)				85,878					-
Issuance of shares for executive bonuses				21,000,000		21,000				2,079,000					2,100,000
Foreign currency translation												(3,247,413)		(73,093)	(3,320,506)
Net loss for the twelve month period ended September 30, 2002
	-		$ -	22,455,563		$ 22,456	-		$ -	$3,762,015	$ -	$(5,195,528)	#	$(82,934)	$(1,493,992)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2003

			Inception (March 19, 1999) September 30, 2003

	Twelve months ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	(3,247,413)	$ (1,107,033)	$ (5,195,528)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	28,747	27,565	111,709
Loss on abandonment of property	-	1,187	1,187
Rent expense offset to paid in capital	-	-	5,000
Issuance of shares for consulting services	191,337	340,255	531,592
Issuance of shares for executive compensation	2,100,000		2,100,000
Issuance of warrants for advisory services	-	-	10,000
Issuance of options for professional services	-	-	6,000
Loss on write off on impaired intangible	12,528	-	12,528
Loss on impairment of asset	-	-	200,000
Changes in Operating assets and liabilities:
Receivables	46,787	(73,302)	(27,200)
Other Current Assets	(67,096)	(2,123)	(80,000)
Prepaid equipment costs	472,614	(472,614)	-
Other Assets	2,510	4,800	(924)
Legal judgement liability	454,729	-	454,729
Accounts Payable and Accrued Liabilities	(85,398)	1,020,344	1,212,707
Net cash provided by/(used in) operating activities	(90,655)	(260,918)	(658,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,357)	(518)	(70,469)
Net cash provided by/(used in) investing activities	(43,357)	(518)	(70,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Notes payable, principally related parties	-	-	56,566
Bank overdraft	(10,400)	10,400	-
Short term borrowings - related parties	584,013		584,013
Proceeds from convertible debenture	(250,000)	250,000	-
Loan payable	1,688		1,688
Purchase of treasury stock	-	-	(4,500)
Exercise of warrants	-	-	1,325
Sales of common stock	-	-	281,177
Net cash provided by/(used in) financing activities	325,301	260,400	920,270

Net increase (decrease) in cash and cash equivalents	191,289	(1,036)	191,602
Cash and cash equivalents, beginning of period	314	1,350	-

Cash and cash equivalents, end of period	$ 191,603	$ 314	$ 191,603

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2003

			Inception (March 19, 1999) September 30, 2003

	Twelve months ended September 30,
	2003	2002

Supplemental Schedule of noncash investing and financing activities:

issuance of 588,000 shares of common stock for			110,000
license rights from affiliate (recorded at predecessor
basis)

issuance of 306,000 shares of common stock for			200,000
equipment from affiliate (recorded at predecessor
basis)

issuance of 56,565 shares of common stock			56,566
in settlement of note payable (related party)

Issuance of 5,000,000 shares of common stock	122,429		122,429
in settlement of liabilities (related party)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

     BIMS Renewable Energy, Inc. previously Biomasse International, Inc., was incorporated in the State of Florida on March 19, 1999.  The Company has acquired a unique technology to process and dispose of the waste created by pulp and paper companies in an efficient and environmentally-friendly way.  The pulp and paper industry in Canada is facing many challenges caused by an increasingly competitive world market.  Pulp and paper plants in Canada are lagging behind their competitors in the U.S.A. and Europe in productivity and in quality of their products.  The industry is now in a restructuring phase to reduce its costs of operations and diversify its products line.  The industry is also increasingly scrutinized by environmental agencies as this industry is a major producer of toxic waste.  Environmental regulations are becoming tighter and the public is becoming more environmentally-conscious. BIMS Renewable Energy, Inc’s technology addresses both problems:  to eliminate the toxic waste by incinerating it and then from the waste material to produce steam energy which can be used for the operation of machinery in the plants.  The plant thus saves the cost of trucking the waste to distant locations to bury it, and at the same time it eliminates the waste completely, meeting the most stringent environmental concerns.

    BIMS Renewable Energy, Inc prepares its financial statements in accordance with generally accepted  accounting principles.  This basis of accounting involves the application of accrual accounting; consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.  Financial statement items are recorded at historical cost and may not necessarily represent current values.

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

Fair value of financial instruments:

The carrying amounts reported in the balance sheet for cash and equivalents, receivables, accounts payable and accrued liabilities approximate their fair values because of the immediate or short term maturity of these instruments.

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

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents.  Such investments are valued at quoted market prices.

Receivables:

The Company believes that the carrying amount of receivables at September 30, 2003 and 2002 approximate their fair values at such date.

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

Revenue Recognition

The Company’s revenues recognized to date are consultation services.  Revenue from consulting services are recognized when the services are rendered.  In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.  SAB 101 outlines the basic criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies.  Management believes that BIMS Renewable Energy, Inc’s revenue recognition practices are in conformity with the guidelines of SAB 101 .

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

Foreign Currency Translation

Statement of operations amounts have been translated using the average exchange rates in effect for each period. Gains and losses from foreign exchange transactions have been included in the Statements of Operations.  Balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the foreign currency translation adjustment, as accumulated other comprehensive income.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NOTE 3 – DETAILS OF FINANCIAL STATEMENT COMPONENTS

             September 30,

      2003

     2002

Property and equipment:

   Furniture & Fixtures

$   26,790

$    2,333

   Computer Equipment

       3,178

      8,415

   Equipment

     31,385

    12,939

   (Acquired from affiliate and recorded at

     61,353

    23,687

     predecessor basis with the cost over such

    basis recorded as a dividend to affiliate).

  Accumulated depreciation

       8,201

      7,146

     53,151

    16,541

Intangibles:

   Intellectual property

   110,000

   110,000

   (Acquired from affiliate and recorded at

     predecessor basis with the cost over such

     basis recorded as a dividend to affiliate).

   Accumulated amortization

   (97,472)

(75,472)

   Loss on write down to realizable value

   (12,528)

     -     .

$      -

$ 34,528

Amortization expense for the six month period

     22,000

    22,000

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – DETAILS OF FINANCIAL STATEMENT COMPONENTS (CONTINUED):

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

At September 30, 2003 the Company reviewed the carrying amount of its intellectual property and determined that the amount of $12,528 was considered to be totally unrecoverable and exceeded its fair value by its book value.  This determinations was based on its book value exceeding the sum of the undiscounted future cash flows expected to result from the assets use and disposition.  The entire capitalized net amount of $12,528 for the intellectual property was reflected as a loss in the September 30, 2003 financial statements.

NOTE 4 – LOAN PAYABLE

The Company has a revolving loan payable with a financial institution bearing interest at 8.5%.  The loan amounts were $25,849 US at September 30, 2003  and $24,161 US at September 30, 2002.

NOTE 5 – COMMITMENTS AND CONTIGENCIES

Consulting agreements

     On September 29, 2003, the Company entered into a three month consulting agreement commencing on October 1, 2003 with a shareholder of the Company.  The agreement states the consultant shall be compensated $13,000 and 2,000,000 shares of the Company’s Common Stock Class B for his services.

     On September 29, 2003, the Company entered into 2 three month consulting agreements commencing on October 1, 2003 with two third party individuals.  The agreements state the consultants shall each be compensated $13,000 and 250,000 shares of the Company’s Common Stock Class B for their services.

Employment Contracts

     On August 19, 2003 the Company entered into a five year employment contract with its President for an annual salary of $230,000 US retroactive to November 25, 2002.  The contract also states the issuance of 14 million shares to be issued in connection of the restructuring of the Company and for the responsibility of role of president.   Approximately $192,000 US has been accrued as salaries payable at September 30, 2003.  14 million shares were issued on September 30, 2003.  The fair market value of this share transaction was determined to be $1,400,000 US and has been reflected as executive compensation at September 30, 2003.

     On August 19, 2003 the Company entered into an five year employment contract with its Vice President for an annual salary of $180,000 US retroactive to November 25, 2002.  The contract also states the issuance of 6 million shares to be issued in connection of the restructuring of the Company and for the responsibility of role of president.  $150,000 US has been accrued as salaries payable at September 30, 2003.  6 million shares were issued on September 30, 2003.  The fair market value of this share transaction was determined to be $600,000 US and has been reflected as executive compensation at September 30, 2003.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTIGENCIES (CONTINUED):

Convertible Debenture

     The Company entered into an agreement to secure financing whereby the Company  received $250,000 US at the signing of a 12% secured convertible debenture.  The debenture was convertible into common stock at a conversion price of the lesser of $.225 or the average of the lowest 3 inter-day trading prices during the 20 trading days immediately prior to the conversion date discounted by 50%.  The debenture holder would also receive for each $1.00 of debenture investment, warrants to purchase 3 shares of the Company’s common stock.  The warrant term was for three years.  The exercise price of the warrant is the lessor of of $0.107, subject to adjustment under certain antidilution provisions, and the average of the lowest three inter-day trading prices for our common stock during the twenty trading day period ending one trading day prior to the date of exercise.  The debenture holder filed suit against the Company for non compliance with the terms of the agreement and on June 04, 2003 received a default judgement against the Company totaling $454,729.12 which included $13,057 of legal fees.  At September 30, 2003 the Company has been in negotiations with the debenture holder to settle this matter without any further legal proceedings.

NOTE 6 – GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company reported net losses of $3,247,413 and $1,107,033 for the twelve months ended September 30, 2003 and 2002 respectively as well as reporting net losses of $5,195,528 from inception (March 19, 1999) to September 30, 2003.  As reported on the statement of cash flows, the Company incurred negative cash flows from operating activities of $90,655 and $260,518 for twelve months ended September 30, 2003 and 2002 respectively and has reported deficient cash flows from operating activities of $658,199 from inception (March 19, 1999). Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.  The executive officers of the Company plan on providing additional advances to the Company in order for it to maintain and develop although no assurance can be made on the amounts and timing of the funding.

NOTE 7 – INCOME TAXES

The provision for taxes on earnings for the three months ended September 30, consist of:

    2003

    2002

Current

    Federal

$       -

$        -

    State

         -

          -

    Foreign

         -

          -    .

        -

          -

Deferred

    Federal

        -

          -

    State

        -

          -

    Foreign

          -

          -    .

         -

          -    .

$        -

$        -    .

       At September 30, 2003, the Company has a Federal tax net operating loss (“NOL”) carryforward of approximately $5,000,000, which expires at various dates through 2015.

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

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

     On October 11, 2002, the Company issued 5,000,000 shares of Class B common stock to its CEO and CFO to settle accrued salaries due and loans made to the company totaling $117,429.

     On December 31, 2002, the Company issued 27,333,793 shares of Class B common stock to a shareholder to settle a consulting agreement totaling $164,003.

     On September 29, 2003, the Company entered into a three month consulting agreement commencing on October 1, 2003 with a shareholder of the Company.  The agreement states the consultant shall be compensated $13,000 and 2,000,000 shares of the Company’s Common Stock Class B for his services.

    From June 2003 to September 30, 2003, the executive officers of the Company have advanced monies to the Company to ensure its continuation.  At September 30, 2003 the advanced amount by these officers totaled $584,013.

    On August 19, 2003 the Company entered into a five year employment contract with its President, a shareholder of the Company, for an annual salary of $230,000 US retroactive to November 25, 2002.  The contract also states the issuance of 14 million shares to be issued in connection of the restructuring of the Company and for the responsibility of role of president.   Approximately $192,000 US has been accrued as salaries payable at September 30, 2003.  14 million shares were issued on September 30, 2003.  The fair market value of this share transaction was determined to be $1,400,000 US and has been reflected as executive compensation at September 30, 2003.

     On August 19, 2003 the Company entered into an five year employment contract with its Vice President, a shareholder of the Company,  for an annual salary of $180,000 US retroactive to November 25, 2002.  The contract also states the issuance of 6 million shares to be issued in connection of the restructuring of the Company and for the responsibility of role of president.  $150,000 US has been accrued as salaries payable at September 30, 2003.  6 million shares were issued on September 30, 2003.  The fair market value of this share transaction was determined to be $600,000 US and has been reflected as executive compensation at September 30, 2003.

    On September 30, 2003 the Company issued 1 million shares of its Class B common stock to a director of the Company for executive compensation. The fair market value of this share transaction was determined to be $100,000 US and has been reflected as executive compensation at September 30, 2003.

NOTE 9 – SHAREHOLDERS’ EQUITY

Treasury stock

     On November 29, 1999, the Company was advised by Marc Dufresne (1978) Inc., a majority shareholder and affiliate, of a financial difficulty concerning Marc Dufresne (1978) Inc..  By way of a licensing agreement dated April 26, 1999, the Company exercised it right to cancel the agreement and repurchase 4,500,000 shares held by Marc Dufresne (1978) Inc at $0.001 per share.  These shares are being held by BIMS Renewable Energy, Inc as treasury shares.  The company uses the cost method of accounting for treasury stock.  The Company has made these shares available first for sale through its circular offering and also before any other unissued common shares are sold.  During the fiscal year ended September 30, 2002, the Company repurchased 3,335 shares of it Common Stock Class B from a shareholder for $3,3333.  During the fiscal year ended September 30, 2002, the Company issued 2,915,278 shares from treasury as part of settling consulting services totaling $340,255.  The total number of treasury shares available at September 30, 2002 is zero.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 9 – SHAREHOLDERS’ EQUITY (CONTINUED):

Common stock

     The Company has 5,000,000 shares of class A common stock which to date have never been issued.  Management has no intent of issuing any of these shares and will be canceling these shares by filing an amendment to the articles of incorporation with the State of Delaware.

     On September 23, 2002 the Company increased to 125,000,000 from 55,000,000 authorized shares of Class B common stock with a par value of $.001.  Each share entitles the holder to one vote.

     During the fiscal year ended September 30, 2002, the Company issued 21,705,000 shares of Class B common stock in settlement of consulting services totaling $340,255.

     During the fiscal year ended September 30, 2002, the Company issued 17,075,055 shares of Class B common stock in settlement of liabilities due to several officers, directors and shareholders related to accrued salaries and advances to the Company totaling $351,137.

     On October 11, 2001 the Company issued 5,000,000 shares of Class B common stock in settlement of  accrued salaries and advances due to the CEO and CFO totaling $117,429.

     On December 31, 2002 the Company issued 27,333,793 to a shareholder for settlement of a consulting service agreement.

     On August 1, 2003, the Company implemented a 1 for 60 reverse split of its Class B common stock as part of a Company reorganization.

     On September 30, 2003, the Company issued 21,000,000 shares of Class B common stock in settlement of executive compensation.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company went through a reorganization process in  2003 and modify its management: Mr. Benoit Dufresne resigned as President and Chairman of the board of Directors for personal reasons.  The effective date of his resignation was November 25, 2002.

Mr. Jean Gagnon resigned as vice-president finance and secretary and treasurer for personal reasons. The effective date of his resignation was November 25, 2002.

Due to the reorganization of the Company and its management,  Mr. Abdel Jabbar Abouelouafa has been nominated President and Chairman of the board of directors.  The effective date of his nomination was November 25, 2002.

Mr. Yves C. Renaud has been nominated vice-president finance and secretary and treasurer and director. The effective date of his nomination was November 25, 2002.

The new management team is as follows:

Name

Age

Position

Abdel Jabbar Abouelouafa

50

Chairman of the board and President

Yves C. Renaud

48

Vice-president finance, secretary and treasurer and

Director

Maurice Robert

53

Director

Marcel Mongrain

70

Director

Mr. Abdel Jabbar Abouelouafa, Chairman of the board and President

Abdel Jabbar Abouelouafa holds a degree in administration from Université du Québec at Trois-Rivières. He holds a master degree in second cycle from University of Trois-Rivieres and also had studied for a Ph.D at University of Montreal. Mr Abouelouafa was a teacher and research assistant in research management during 1985-1986 at Université du Québec at Trois-Rivières and 1986-1988 at University of Montreal. In 1988 and 1989 he was director of planning and development for Laboratoires Zunik inc. in Montreal, a corporation with principal activities in computers. In 1989, Mr. Abouelouafa founded, and until 1995 was president, of Omzar Technologies inc. a research company in computers and electronics, which has 60 employees and had $17 million in revenues, annually. In 1994 and 1995 Mr. Abouelouafa became president and chairman of the board of Cap-Tech Communications inc. a public company listed on the Alberta stock exchange and specializing in computer technology as applied to network and communications. From 1996 to 1998 Mr. Abouelouafa acted as strategic counsellor to Sofame Tech, a public corporation on the Alberta Stock Exchange having activities in energy transformation. Since 1999 he has been available to consult for BIMS Renewable Energy, Inc,, Newtech Brake Corporation and GIE Technologies Corporation on strategic planning and financial affairs.

Mr. Yves C. Renaud, CA, Chief Financial Officer and Director

Mr. Renaud was a Partner in charge of R&D division of the Taxation Department at Grant Thornton, Chartered Accountants, in Montreal. Over the last 25 years, he has been extensively involved in tax and financial consultation. He is a former lecturer at École des H.É.C. in the MBA program. He also lectured in taxation at the same institution from 1980 to 1983, then subsequently at Université du Québec à Montréal (UQAM) from 1983 to 1993 and, lastly, as part of the graduate tax program (Diplôme d’études supérieures spécialisées en fiscalité) (D.É.S.S.) at École des H.É.C. A Canadian Tax Foundation (CTF) Governor from 1994 to 1997, Mr. Renaud was also Chairman of the Tax Committee of the Ordre des Comptables Agréés du Québec (OCAQ) in 1993 and 1994.  Author of a number of articles and books dealing with tax issues, he is a member of the CTF’s forum committee and a member of the R&D steering committee of Canada Customs Revenue Agency. More recently, Mr. Renaud has been dealing with Venture Capitalists for a number of clients of Grant Thornton involved in High Technology.

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

Compensation of Directors

 Directors are to receive, each, a $500 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses, plus 20,000 warrants per year to a maximum of 100,000 warrants. These warrants have an exercise price of $1.10 and an expiry date of approximately three years post issuance. As at September 30, 2003, no warrants have as yet been issued.

ITEM 10:  EXECUTIVE COMPENSATION.

(b)  Summary Compensation Table

Long Term

Name and

  Other

Principal Position                                Year

Salary

Bonus

Compensation

  (Options)

Abdel Jabbar Abouelouafa

2003

230,000

    -

1,410,000 (1)

-

President

Yves C. Renaud

2003

180,000

    -

   610,000 (1)

-

Vice President

(1) Car allowance $10,000 each and shares compensation: Mr Abdel Jabbar Abouelouafa was issued 14,000,000 shares for a fair market value of

 $ 1,400,000, and Mr Yves C. Renaud received 6,000,000 shares for a fair market value of $ 600,000.

(c)  Option/SAR Grants in Last Fiscal Year

None

(d)  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

None

(e)  Long-Term Incentive Plans – Awards in Last Fiscal Year

None

(f)  Compensation of Directors

 Director are to receive each an $500 honorarium for each attendance at a Board of Directors meeting, plus an annual stipend of $2,000 to cover expenses, plus 20,000 warrants per year to a maximum of 100,000 warrants. These warrants have an exercise price of $1.10 and an expiry date of approximately three years post issuance. As at September 30, 2003, no warrants have as yet been issued.

(g)  Employment contracts and termination of employment and change-in-control arrangements

     On August 19, 2003 the Company entered into a five year employment contract with its President for an annual salary of $230,000 US retroactive to November 25, 2002.  The contract also states the issuance of 14 million shares to be issued in connection of the restructuring of the Company and for the responsibility of role of president.   Approximately $192,000 US has been accrued as salaries payable at September 30, 2003.  14 million shares were issued on September 30, 2003.  The fair market value of this share transaction was determined to be $1,400,000 US and has been reflected as executive compensation at September 30, 2003.

     On August 19, 2003 the Company entered into an five year employment contract with its Vice President for an annual salary of $180,000 US retroactive to November 25, 2002.  The contract also states the issuance of 6 million shares to be issued in connection of the restructuring of the Company and for the responsibility of role of president.  $150,000 US has been accrued as salaries payable at September 30, 2003.  6 million shares were issued on September 30, 2003.  The fair market value of this share transaction was determined to be $600,000 US and has been reflected as executive compensation at September 30, 2003.

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

-----------------------------------------------------------------------------------------------------------------------------------------------

Class

Name and Address of Owner

Amount of Shares

% of Class

-----------------------------------------------------------------------------------------------------------------------------------------------

Common Stock

Jean Gagnon (1)

2,073,316

8.30

Common Stock

Société Mérivel Inc. (2)

 72,480

0.30

Common Stock

Abdel Jabbar Abouelouafa (1)

14,269,849

57.20

Common Stock

W.A.F.A. Management (3

268,068

1.07

Common Stock

Yves C. Renaud (1)

6,002,000

24.05

Common Stock

Marcel Mongrain (1)

1,070,000

4.29

Executives Officers and Directors as a Group (4 persons)

21,588,917

86.61%

 (1) Uses Company's address

 (2) Controlled by Mr. J. Gagnon

 (3) Controlled by Mr. Abdel Jabbar Abouelouafa

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Abouelouafa

Exhibit 31.2 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Renaud

Exhibit 32.1 – Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Abouelouafa

Exhibit 32.2 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Renaud

(b)

Reports of Form 8-K

The Company filed two reports on Form 8-K during the three month period ended September 30, 2003 on July 22, 2003, relating to Items 5 and 6.  Subsequent to the period ended September 30, 2003 the Company filed a Form 8-K regarding Item 5 on November 21, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

For each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years:

For the fiscal year ended September 30, 2003 - $15,000

For the fiscal year ended September 30, 2002 - $13,000

Audit-Related Fees

           The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

For the fiscal year ended September 30, 2003 - $0

For the fiscal year ended September 30, 2002 - $0

Tax Fees

           The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

For the fiscal year ended September 30, 2003 - $0

For the fiscal year ended September 30, 2002 - $0

All Other Fees

          The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

For the fiscal year ended September 30, 2003 - $0

              For the fiscal year ended September 30, 2002 - $0

Audit committee’s pre-approval policies and procedures

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Abdel Jabbar Abouelouafa

Abdel Jabbar Abouelouafa

Director,Chairman, President

Date: January 16, 2004

/s/ Yves C. Renaud

Yves C. Renaud

Director, VP- Finance

Date: January 16, 2004

/s/ Marcel Mongrain

Marcel Mongrain

Director

 Date: January 16, 2004