Form 10QSB
period 2003-12-31
BIOMASSE INTERNATIONAL INC
filed 2004-02-12
CIK 1083146

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-QSB

[X]

Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

[   ]

Transition report pursuant to Section 13 or 15(d) of the Exchange Act

Transition period                                       to

Commission file number 000-32663

BIMS RENEWABLE ENERGY INC.

(FORMELY BIOMASSE  INTERNATIONAL, INC.)

(Exact name of small business issuer as specified in its charter)

                  Florida

                   65-0909206

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

14 Place du Commerce, Suite 388, Montréal, Quebec, Canada H3E 1T5

(Address of principal executive offices)

(514) 362-8188

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ]

As of February 10, 2003 the Registrant had 33,179,897 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

SEC 2334 (1/04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

______________________________________________________________________________

BIMS RENEWABLE ENERGY INC.

Index to Form 10-QSB

For the Quarter ended December 31, 2003

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet as of December 31, 2003 (unaudited)

3

Statement of Operations for the three months ended

4

December 31, 2003 and 2002 and from inception (March 19, 1999)

through December 31, 2003 (unaudited)

Statement of Cash Flows for the three months ended

5

December 31, 2003 and 2002 and from inception (March 19, 1999)

through December 31, 2003 (unaudited)

Notes to the Financial Statements for the three months

7

ended December 31, 2003 (unaudited)

Item 2. Plan of Operations

8

Item 3. Controls and Procedures

8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

9

Item 2. Changes in Securities

9

Item 3. Defaults Upon Senior Securities

9

Item 4. Submission of Matters to a Vote of Security Holders

9

Item 5. Other Information

9

Item 6. Exhibits and Reports on Form 8-K

9

______________________________________________________________________________

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) BALANCE SHEET (Unaudited)

Assets
December 31,
2003
Current Assets
Cash and cash equivalents	$ 25,381
Receivables	33,096
Other current assets	147,138
Total current assets	205,615
Property and equipment, net	64,214
Total assets	$ 269,829

Liabilities and Shareholder's Equity
Current Liabilities
Accounts payable and accrued expenses	$ 435,963
Accrued salaries and payroll related benefits	626,023
Customer deposits	30,534
Loan payable	19,084
Short term borrowing - related party	558,760
Legal judgement liability	444,729
Other current liabilities	34,960
Total current liabilities	2,150,053

Shareholder's Equity
Common Stock, class A, $1.00 par value; authorized	-
5,000,000 shares; issued and outstanding 0 in 2003
and 2002
Common Stock, class B, $.001 par value; authorized in 2002 -	26,206
55,000,000 shares; issued and outstanding 55,000,000
authorized in 2003 - 125,000,000; issued and outstanding
26,205,563
Paid in Capital	1,662,015
Deficit accumulated during the development stage	(3,485,511)
Accumulated other comprehensive income/(loss)
Foreign currency translation	(82,934)
Total Shareholder's Equity	(1,880,224)
Total liabilities and shareholder's equity	$ 269,829

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

____________________________________________________________________________________

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2003

			Inception
			(March 19, 1999)
	Three months ended December 31,		through
	2003	2002	December 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:	$ -	$ -	$ 71,866

Cost of Revenues:	-	-	60,535

Gross Profit	-	-	11,331

Operating Expenses:
Travel	17,269	-	108,595
Professional fees	79,485	2,500	374,691
Consulting fees	101,158	-	1,227,342
Salaries and payroll related benefits	132,144	63,062	819,653
Rent	8,000	1,858	60,223
Depreciation	2,814	2,110	17,051
Amortization	-	5,500	97,472
Loss on write off on impaired intangible	-	-	12,528
Loss on impairment of asset	-	-	200,000
Selling, general and administrative expenses	48,437	3,843	384,332

	389,307	78,873	3,301,887

Operating Loss	(389,307)	(78,873)	(3,290,556)

Other Income/(Expense)

Interest Income - (principally related party)	26	-	899
Interest Expense	(703)	-	(196,913)
Foreign exchange	-	-	1,059
Total Other Income	(676)	-	(194,955)

Net Loss	(389,983)	(78,873)	(3,485,511)

Basic weighted average common shares outstanding	23,323,370	916,667

Basic and diluted income(loss) per common share	$ (0.02)	$ (0.09)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

____________________________________________________________________________________

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2003

			Inception
			(March 19, 1999)
	Three months ended December 31,		through
	2003	2002	December 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(389,983)	$(78,873)	$(3,485,511)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,814	7,610	114,523
Loss on abandonment of property	-		1,187
Rent expense offset to paid in capital	-	-	5,000
Issuance of shares for consulting services	3,750		535,342
Issuance of warrants for advisory services	-	-	10,000
Issuance of options for professional services	-	-	6,000
Loss on write off on impaired intangible		-	12,528
Loss on impairment of asset	-	-	200,000
Changes in Operating assets and liabilities:			-
Receivables	(5,896)		(33,096)
Other Current Assets	(67,139)		(147,139)
Other Assets	924		0
Legal judgement liability	(10,000)		444,729
Accounts Payable and Accrued Liabilities	345,202	71,263	1,557,912
Net cash provided by/(used in) operating activities	(120,327)	-	(778,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,877)		(84,345)
Net cash provided by/(used in) investing activities	(13,877)	-	(84,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Notes payable, principally related parties	-	-	56,566
Short term borrowings - related parties	(25,253)		558,760
Loan payable	(6,765)		(5,077)
Purchase of treasury stock	-	-	(4,500)
Exercise of warrants	-	-	1,325
Sales of common stock	-	-	281,177
Net cash provided by/(used in) financing activities	(32,019)	-	888,251

Net increase (decrease) in cash and cash equivalents	(166,223)	-	25,381
Cash and cash equivalents, beginning of period	191,603	314	-

Cash and cash equivalents, end of period	$ 25,381	$ 314	$ 25,381

(continued)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

____________________________________________________________________________________

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2003

		Inception
		(March 19, 1999)
Three months ended December 31,		through
2003	2002	December 31, 2003
(Unaudited)	(Unaudited)	(Unaudited)

Supplemental Schedule of noncash investing and financing activities:

Issuance of 588,000 shares of common stock for	110,000
license rights from affiliate (recorded at predecessor basis)

Issuance of 306,000 shares of common stock for	200,000
equipment from affiliate (recorded at predecessor
basis)

Issuance of 56,565 shares of common stock	56,566
in settlement of note payable (related party)

Issuance of 5,000,000 shares of common stock	122,429
in settlement of liabilities (related party)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

____________________________________________________________________________________

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 –BASIS OF PRESENTATION

The accompanying unaudited financial statements of Bims Renewable Energy, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company reported a net loss of $389,983 for the three months ended December 31, 2003 (unaudited) as well as reporting net losses of $3,485,511 from inception (March 19, 1999) to December 31, 2003 (unaudited).  As reported on the statement of cash flows, the Company has incurred negative cash flows from operating activities of $778,526 from inception (March 19, 1999) (unaudited).  Continuation of the Company as a going  concern is  dependent  upon  obtaining sufficient  working  capital for its planned activity.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.

______________________________________________________________________________

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

We have signed an agreement with EcoloMondo inc., of Contrecoeur, Quebec, for the purchase of all their assets. We are currently in the financing phase of this acquisition, and the final agreement should be signed in June, 2004. We have signed an agreement for a private investment in the amount of $10,000,000 CDN. This agreement should be finalised before June, 2004.

Liquidity

As reflected in our December 31, 2003 balance sheet, we have minimal cash on hand.  The Company’s operations are not generating sufficient cash to maintain its present operations.  The Company had a negative working capital of approximately $1,944,438 at December 31, 2003.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. Monthly operating expenses including salaries, rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $130,000, including executive and management salaries of approximately $60,000 per month.  When we listed on the OTC Bulletin Board, the number of our employees increased to four,  and now we have increased to six employees.  We have several options to fund the above monthly expenditures: In our form contract with potential customers, we are requiring a deposit with the signing of the contract of approximately one months revenue. These deposits will then contribute to the satisfying our overall monthly expenditures; The acquisition of EcoloMondo assets are expected to generate positive cash flow within 6 months after the acquisition which is currently expected to close in June 2004.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances to bring a cash infusion, restructuring and a forward looking business plan.  No assurances can be made that the Company will successfully implement its plans

Item 3. Controls and Procedures

The Company’s chief executive officer and chief financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003 (the "Evaluation"). Based on this evaluation, he concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rule and forms. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

______________________________________________________________________________

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Renaud

Exhibit 32.1 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Renaud

(b)

Reports of Form 8-K

The Company filed a report on Form 8-K under Item 5 on November 21, 2003 concerning re-organization of the Company and management.

______________________________________________________________________________

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIMS RENEWABLE ENERGY, INC.

       /s/ Yves C. Renaud

By: ______________________

       Yves C. Renaud, President and CFO

Date:  February 10, 2004

10

_____________________________________________________________________________