Form 10QSB
period 2004-03-31
BIMS RENEWABLE ENERGY INC
filed 2004-05-14
CIK 1083146

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-QSB

[X]

Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

YES [X]    NO [ ]

As of April 30, 2004 the Registrant had 33,179,897 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

SEC 2334 (1/04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Index to Form 10-QSB

For the Quarter ended March 31, 2004

PAGE

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

    Balance Sheet as of March 31, 2004 (unaudited)

   3

    Statement of Operations for the three months ended

   4

    March 31, 2004 and 2003, the six months ended March 31, 2004 and 2003 and from inception (March 19, 1999)

    through March 31, 2004 (unaudited)

    Statement of Cash Flows for the six months ended

   5

    March 31, 2004 and 2003 and from inception (March 19, 1999)

    through March 31, 2004 (unaudited)

    Notes to the Financial Statements for the six months

  6

    ended March 31, 2004 (unaudited)

Item 2.  Plan of Operations

  7

Item 3.  Controls and Procedures

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) BALANCE SHEET (Unaudited)

Assets
March 31
2004
Current Assets
Cash and cash equivalents	$ 10,124
Receivables	28,329
Other current assets	217,711
Total current assets	256,164
Property and equipment, net	63,376
Total assets	$ 319,540

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued expenses	445,987
Accrued salaries and payroll related benefits	728,523
Customer deposits	30,534
Loan payable	7,634
Short term borrowing - related party	961,274
Legal judgement liability	415,000
Total current liabilities	2,588,952

Shareholder's Equity
Common Stock, class A, $1.00 par value; authorized	-
5,000,000 shares; issued and outstanding 0 in 2004
and 2003
Common Stock, class B, $.001 par value; authorized in 2004 -	33,180
55,000,000 shares; issued and outstanding 55,000,000
authorized in 2003 - 125,000,000; issued and outstanding
33,179,897
Paid in Capital	1,292,426
Deficit accumulated during the development stage	(3,512,084)
Accumulated other comprehensive income/(loss)
Foreign currency translation	(82,934)
Total Shareholder's Equity	(2,269,412)
Total liabilities and shareholder's equity	$ 319,540

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2004

					Inception
					(March 19, 1999)
	Three months ended March 31,		Six months ended March 31,		to
	2004	2003	2004	2003	March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$ -	$ 1,821	$ -	$ 1,821	$ 71,866
Cost of Revenues:	-	-	-	-	60,535
Gross Profit	-	1,821	-	1,821	11,331

Operating Expenses:
Travel	61,369	2,428	78,638	2,428	169,964
Professional fees	251	27,080	79,736	29,580	374,943
Consulting fees	162,773	157,784	263,931	206,889	1,390,115
Salaries and payroll related benefits	145,664	-	277,808	13,957	965,317
Rent	19,148	-	27,148	1,858	79,371
Depreciation	7,504	404	10,318	2,514	24,555
Amortization	-	5,500	-	11,000	97,472
Loss on write off on impaired intangible	-	-	-	-	12,528
Loss on impairment of asset	-	-	-	-	200,000
Selling, general and administrative expenses	(3,784)	20,574	44,653	24,417	380,548
	392,926	213,770	782,233	292,643	3,694,813
Operating Loss	(392,926)	(211,949)	(782,233)	(290,822)	(3,683,482)

Other Income/(Expense)
Interest Income - (principally related party)	39	-	65	-	937
Interest Expense	(3,275)	(651)	(3,977)	(651)	(200,187)
Foreign exchange	-	-	-	-	1,059
Total Other Income	(3,236)	(651)	(3,912)	(651)	(198,191)
Net Loss	$ (396,162)	$ (212,600)	$ (786,145)	$ (291,473)	$ (3,881,673)

Basic weighted average common shares outstanding	31,219,160	1,455,563	27,999,046	1,455,563
Basic and diluted income(loss) per common share	$ (0.01)	$ (0.15)	$ (0.03)	$ (0.20)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003 FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2004
			Inception
			(March 19, 1999)
	Six months ended March 31,		to
	2004	2003	March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (786,145)	$ (291,475)	$ (3,881,673)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	10,318	13,514	122,027
Loss on abandonment of property	-		1,187
Rent expense offset to paid in capital	-	-	5,000
Issuance of shares for consulting services	10,724	191,337	542,316
Issuance of warrants for advisory services	-	-	10,000
Issuance of options for professional services	-	-	6,000
Loss on write off on impaired intangible		-	12,528
Loss on impairment of asset	-	-	200,000
Changes in Operating assets and liabilities:
Receivables	(1,130)	44,676	(28,330)
Other Current Assets	(137,711)	11,743	(217,711)
Other Assets	924	3,230	0
Legal judgement liability	(39,729)		415,000
Accounts Payable and Accrued Liabilities	422,766	30,979	1,635,475
Net cash provided by/(used in) operating activities	(519,981)	4,004	(1,178,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,543)	(3,563)	(91,012)
Net cash provided by/(used in) investing activities	(20,543)	(3,563)	(91,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Notes payable, principally related parties	-	-	56,566
Short term borrowings - related parties	377,260		961,273
Proceeds from convertible debenture	-		-
Loan payable	(18,216)		(16,528)
Purchase of treasury stock	-	-	(4,500)
Exercise of warrants	-	-	1,325
Sales of common stock	-	-	281,177
Net cash provided by/(used in) financing activities	359,044	-	1,279,314

Net increase (decrease) in cash and cash equivalents	(181,480)	441	10,124
Cash and cash equivalents, beginning of period	191,603	314	-
Cash and cash equivalents, end of period	$ 10,124	$ 755	$ 10,124

Supplemental Schedule of noncash investing and financing activities:
Issuance of 588,000 shares of common stock for licence rights from affiliate (recorded at predecessor basis)			110,000

Issuance of 306,000 shares of common stock for equipment from affiliate (recorded at predecessor basis)			200,000

Issuance of 56,565 shares of common stock in settlement of note payable (related party)			56,566

Issuance of 5,000,000 shares of common stock in settlement of liabilities (related party)			122,429

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 2004 AND 2003

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

We have signed an agreement with EcoloMondo Inc., of Contrecoeur, Quebec, for the purchase of all their assets. We are currently in the financing phase for this acquisition, and the final agreement is expected to be signed in June, 2004. We have signed an agreement for a private investment in the amount of $10,000,000 CDN in exchange for no more than 30% of the capital shares. This agreement is expected to be finalised before June, 2004. We are also looking for financing the assets we will acquire in EcoloMondo Inc. This acquisition reflects our objectives to develop and market twenty-first century technologies in the fields of pollution control, energy, and biotechnology.

BIMS currently expects to generate profits from operations of EcoloMondo Inc. in the first year provided its other plans as described above move forward on schedule.  The company also hopes to sell licenses as interest from foreign countries has been initiated.  No assurance can be given that the expected acquisition or financings will occur on a timely basis or at all or that BIMS will be profitable even if they do occur.

Liquidity

As reflected in our March 31, 2004 balance sheet, we have minimal cash on hand.  The Company’s operations are not generating sufficient cash to maintain its present operations. The Company had a negative working capital of approximately $2,332,788 at March 31, 2004.  The company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities. Monthly operating expenses including salaries, rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $130,000, including executive and management salaries of approximately $60,000 per month.. We have several options to fund the above monthly expenditures: we are presently in the process of a private financing of $10,000,000, from witch a portion will be used for current operations and the balance in the EcoloMondo Inc. deal.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.  The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.  No assurances can be made that the Company will successfully implement its plans

Item 3. Controls and Procedures

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In January 2004, the Company increased its outstanding shares from 26,205,563 to 33,179,897.  6 600 000 shares were issued at $0.001 for services rendered as performed by various consultants; 374,334 shares and 12,500 warrants at an exercise price of $1.00 and expiring January 14, 2006 were issued as part of the agreement for settlement with the debenture holder. 10,000,000 warrants at an exercise price of $0.10 and expiring December 31, 2009 were issued to officers as remuneration, 1,000,000 warrants at an exercise price of $0.10 and expiring December 31, 2009 were issued to a director for services rendered and 1,000,000 at an exercise price of $0.10 and expiring December 31, 2009 to consultants for services rendered.  Another 3,300,000 warrants were issued at an exercise price of $1.50 and expiring December 31, 2009 as part of the private financing conditional to the due diligence.  All shares were issued to non-US persons under Regulation S.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit 31 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Renaud

Exhibit 32 – Certification Required by Rule 13d-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 US.C. Section 1350, Renaud

(b)

Reports of Form 8-K

No reports on Form 8-K were filed during the period ended March 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIMS RENEWABLE ENERGY, INC.

         /s/ Yves C. Renaud

By: ______________________

       Yves C. Renaud, President and CFO

Date: May 11, 2004

9