Form 10QSB
period 2004-06-30
BIMS RENEWABLE ENERGY INC
filed 2004-08-16
CIK 1083146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------------

FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

YES [X]    NO [ ]

As of June 30, 2004 the Registrant had 36,379,897 shares of its Common Stock outstanding

Transitional Small Business Disclosure Format:     YES [  ]    NO [X]

SEC 2334 (1/04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

1

Index to Form 10-QSB

For the Quarter ended June 30, 2004

PAGE

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

    Balance Sheet as of June 30, 2004 (unaudited)

   3

    Statement of Operations for the three months ended

   4

    June 30, 2004 and 2003, the nine months ended June 30, 2004 and 2003 and from inception (March 19, 1999)

    through June 30, 2004 (unaudited)

    Statement of Cash Flows for the nine months ended

   5

    June 30, 2004 and 2003 and from inception (March 19, 1999)

    through June 30, 2004 (unaudited)

    Notes to the Financial Statements for the nine months

   6

    ended June 30, 2004 (unaudited)

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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) BALANCE SHEET (Unaudited)

Assets
June 30
2004
Current Assets
Cash and cash equivalents	$ 32,345
Receivables	256,337
Other current assets	214,629

Total current assets	503,311
Property and equipment, net	58,022

Total assets	$ 561,333

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued expenses	$ 532,998
Accrued salaries and payroll related benefits	1,217,671
Customer deposits	29,990
Loan payable	16,406
Short term borrowing - related party	1,220,529
Legal judgement liability	415,000

Total current liabilities	3,432,594

Shareholder's Equity
Common Stock, class B, $.001 par value; authorized in 2004 -	36,380
125,000,000 shares; issued and outstanding 36,379,897
authorized in 2003 - 125,000,000; issued and outstanding
1,455,563
Paid in Capital	1,662,015
Deficit accumulated during the development stage	(4,486,245)
Accumulated other comprehensive income/(loss)
Foreign currency translation	(83,411)

Total Shareholder's Equity	(2,871,261)

Total liabilities and shareholder's equity	$ 561,333

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2004

					Inception
					(March 19, 1999)
	Three months ended June 30,		Nine months ended June 30,		through
	2004	2003	2004	2003	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:	$ -	$ -	$ -	$ 1,821	$ 71,866

Cost of Revenues:	-	-	-	-	60,535
Gross Profit	-	-	-	1,821	11,331
Operating Expenses:
Travel	21,485	2.658	100,123	5.086	191,449
Professional fees	24,056	1.456	103,792	31.036	398,999
Consulting fees	20,627	6.291	284,558	213.180	1,410,742
Salaries and payroll related benefits	522,642	-	800,450	14.406	1,487,959
Rent	9,487	-	36,636	1.919	88,858
Depreciation	-	-	10,318	2.595	24,555
Amortization	-	5.500	-	16.500	97,472
Loss on write off on impaired intangible	-		-		12,528
Loss on impairment of asset	-		-	-	200,000
Selling, general and administrative expenses	3,501	7.353	48,154	31.243	384,049
	601,798	23.258	1,384,031	315.965	4,296,611
Operating Loss	(601,798)	23.258	(1,384,031)	(314,144)	(4,285,280)
Other Income/(Expense)
Interest Income - (principally related party)	326	-	391	-	1,263
Interest Expense	(3,100)	-	(7,077)	(588)	(203,287)
Foreign exchange	-	-		-	1,059
Total Other Income	(2,774)	-	(6,686)	(588)	(200,965)
Net Loss	(604,572)	(23.258)	(1,390,717)	(314,732)	(4,486,245)

Basic weighted average common shares outstanding	34,501,636	1,455,563	30,166,576	1,455,563
Basic and diluted income(loss) per common share	$ (0.02)	$ (0.02)	$ (0.05)	$ (0.22)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIMS RENEWABLE ENERGY, INC. (A COMPANY IN THE DEVELOPMENT STAGE) STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2004
			Inception
			(March 19, 1999)
	Nine months ended June 30,		through
	2004	2003	June 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$ (1,390,717)	$ (314,734)	$ (4,486,245)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	10,318	19,095	122,027
Loss on abandonment of property	-		1,187
Rent expense offset to paid in capital	-		5,000
Issuance of shares for consulting services	13,448	191,337	545,040
Issuance of shares for executive compensation	-		-
Issuance of warrants for advisory services	-		10,000
Issuance of options for professional services	-		6,000
Loss on write off on impaired intangible			12,528
Loss on impairment of asset	-		200,000
Changes in Operating assets and liabilities:
Receivables	(229,137)	36,077	(256,337)
Other Current Assets	(134,629)	12,904	(214,629)
Prepaid equipment costs	-		-
Other Assets	924		-
Legal judgement liability	(39,729)	3,211	415,000
Accounts Payable and Accrued Liabilities	998,381	74,120	1,780,659
Net cash provided by/(used in) operating activities	(771,141)	22,009	(1,859,770)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,189)	(3,644)	(82,577)
Net cash provided by/(used in) investing activities	(15,189)	(3,644)	(82,577)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Notes payable, principally related parties	-	-	56,566
Short term borrowings - related parties	636,516		1,220,529
Proceeds from convertible debenture	-		-
Loan payable	(9,444)		16,406
Purchase of treasury stock	-	-	(4,500)
Exercise of warrants	-	-	1,325
Sales of common stock	-	-	684,366
Net cash provided by/(used in) financing activities	627,072	-	1,974,692
Net increase (decrease) in cash and cash equivalents	(159,258)	18,365	32,345
Cash and cash equivalents, beginning of period	191,603	314	-
Cash and cash equivalents, end of period	$ 32,345	$ 18,679	$ 32,345

Supplemental Schedule of noncash investing and financing activities:
Issuance of 588,000 shares of common stock for licence			110,000
rights from affiliate (recorded at predecessor basis)
Issuance of 306,000 shares of common stock for equipment			200,000
from affiliate (recorded at predecessor basis)
Issuance of 56,565 shares of common stock			56,566
in settlement of note payable (related party)
Issuance of 5,000,000 shares of common stock			122,429
in settlement of liabilities (related party)

Read the accompanying summary of significant accounting notes to financial statements, which are an integral part of this financial statement.

BIOMASSE INTERNATIONAL, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 2004 AND 2003

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

We have signed an agreement with EcoloMondo Inc., of Contrecoeur, Quebec, for the purchase of all their assets. We are currently in the financing phase for this acquisition, and the final agreement is expected to be signed in June, 2004. We have signed an agreement for a private investment in the amount of $10,000,000 CDN in exchange for no more than 30% of the capital shares. This agreement is expected to be finalised before June, 2004, but several modifications and improvement on the equipment have triggered some delays which will postpone the finalization of this agreement to the end of 2004. We are also looking for financing the assets we will acquire in EcoloMondo Inc. This acquisition reflects our objectives to develop and market twenty-first century technologies in the fields of pollution control, energy, and biotechnology

BIMS currently expects to generate profits from operations of EcoloMondo Inc. in the first year provided its other plans as described above move forward on schedule.  The company also hopes to sell licenses as interest from foreign countries has been initiated.  No assurance can be given that the expected acquisition or financings will occur on a timely basis or at all or that BIMS will be profitable even if they do occur.

Moreover we have entered into a negotiation process with Traimtech Group Inc., (Traimtech) a Canadian corporation which specializes in the development and commercialization of environmental and energy technologies. In accordance with this negotiation process, BIMS will acquire, through a new Canadian company, licences for effluent and pig manure treatment technologies currently marketed under the names of Oxytraim and STV.

Liquidity

As reflected in our June 30, 2004 balance sheet, we have minimal cash on hand.  The Company’s operations are not generating sufficient cash to maintain its present operations. The Company had a negative working capital of approximately $2,929,283 at June 30, 2004.  The Company has reviewed all non-essential activities and expenditures and has aggressively curtailed these items to assist in reducing the cash used in operating activities.

Monthly operating expenses including salaries, rent, communications, travel, consulting, and professional fees and other general and administrative are approximately $130,000, including executive and management salaries of approximately $60,000 per month. Over the last 18 months, the officers and principal shareholders have invested more than one million dollars in the Company. Also, they have accrued salaries totalling $1,006,667 that have not been paid as of June 30, 2004.

We have several options to fund the above monthly expenditures: we are presently in the process of a private financing of $10,000,000 CDN, from which a portion will be used for current operations and the balance in the consummation of the purchase of EcoloMondo’s assets. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

The Company is presently negotiating two term sheets under which debentures would be issued. The first one relates to a maximum amount of $1,200,000, the second one for a maximum amount of $5 million dollars. Finally, the directors of the Company have authorized the preparation of a public offering (SB2) in order to finance the abovementioned Traimtech project and for the cash flow needs of the Company. The Company is aggressively pursuing strategic alliances which will bring a cash infusion, restructuring and a forward looking business plan.  No assurances can be made that the Company will successfully implement its plans.

Finally, the board of directors of the Company is presently planning to hold a shareholders' meeting that should take place in September 2004.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

In May 2004, the Company increased its outstanding shares from 33,179,897 to 36,379,897.  3,200,000 shares were issued at $0.001 for services rendered as performed by various consultants.  Additionally, 500,000 warrants were issued at an exercise price of $0.10 and expiring December 31, 2009 to consultants for services rendered.  All shares were issued to non-US persons under Regulation S.

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

No reports on Form 8-K were filed during the period ended June 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIMS RENEWABLE ENERGY, INC.

         /s/ Yves C. Renaud

By: ______________________

       Yves C. Renaud, President and CFO

Date: August 13, 2004

9